Form 10-Q
period 1996-09-30
GULFSTREAM AEROSPACE CORP
filed 1996-11-15
CIK 715355

=================================================================
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                           ----------

                            FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                           ----------

                  COMMISSION FILE NUMBER 1-8461

                           ----------

                GULFSTREAM AEROSPACE CORPORATION
                         P. O. Box 2206
                       500 Gulfstream Road
                  Savannah, Georgia  31402-2206
                   Telephone:  (912) 965-3000
                State of incorporation:  Delaware
             IRS identification number:  13-3554834

                           ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No  X
                                        ---    ---

     As of November 11, 1996, there were 73,911,773 shares of Gulfstream Aerospace Corporation Common Stock outstanding.

=================================================================
        GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                              INDEX

                 PART I.  FINANCIAL INFORMATION

                                                         Page No.
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:

          Consolidated Balance Sheets
            September 30, 1996 and December 31, 1995............3

          Consolidated Statements of Operations
            Three and nine months ended
            September 30, 1996 and 1995.........................4

          Consolidated Statement of Stockholders' Equity
            Nine months ended September 30, 1996................5

          Consolidated Statements of Cash Flows
            Nine months ended September 30, 1996 and 1995.......6

          Notes to Consolidated Financial Statements......... 7-9


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............10-12


                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS....................................13

ITEM 2.   CHANGES IN SECURITIES................................13

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES......................13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS..............................................13

ITEM 5.   OTHER INFORMATION....................................13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.....................14

          SIGNATURE............................................14


        GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)
                                         (UNAUDITED)
                                        SEPTEMBER 30,  DECEMBER 31,
                                            1996           1995
                                        -------------  -------------
ASSETS
Cash and cash equivalents                 $   264,109   $   223,312
Accounts receivable (less allowance
for doubtful accounts:  $3,405 and
$3,437)                                       148,436        82,613
Inventories                                   598,122       393,125
Prepaids and other current assets               5,018         2,362
                                         ------------   -----------
  Total current assets                      1,015,685       701,412

Property and equipment, net                   123,920       127,151
Tooling                                        48,005        46,412
Goodwill, net of accumulated
amortization:  $7,053 and $6,244               36,069        36,877
Other intangible assets, net                   56,824        60,628
Other assets and deferred charges               7,868         8,773
                                         ------------  ------------
  Total Assets                            $ 1,288,371   $   981,253
                                         ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt              66,532         53,065
Accounts payable                               70,409         58,191
Accrued liabilities                            85,487         79,911
Customer deposits - current portion           625,358        153,269
                                         -------------  -------------
  Total current liabilities                   847,786        344,436

Long-term debt
Accrued postretirement benefit cost            40,000         93,266
Customer deposits - long-term                 107,072        102,021
Other long-term liabilities                    96,550        158,325
Commitments and contingencies                  63,024         65,665

Stockholders' equity
Preferred stock, Series A, 7% -
cumulative; par value $.01; shares
authorized:  10,000,000; shares
issued:  100 in 1995 and 96 in 1996;
Liquidation preference, $546,282,058
in 1995 and $450,000,000 in 1996             450,000         468,938

Common stock, Class A, Series A-1 and
A-2 par value $.01; shares authorized:
93,493,000; shares issued:  41,347,833
in 1995 and 41,360,333 in 1996                   414             413

Common stock, Class B, par value $.01;
shares authorized:  15,780,000; shares
issued:  11,045,833                              110             110
Additional paid-in capital                   220,326         210,631
Accumulated deficit                         (482,017)       (410,613)

Minimum pension liability                     (1,450)         (1,450)
Unamortized stock plan expense                (2,955)
Treasury stock, Common stock, Class A,
Series A-2, 8,220,833 shares                 (50,489)        (50,489)
                                         ------------    ------------
  Total stockholders' equity                 133,939         217,540
                                         ------------    ------------
Total Liabilities and Stockholders'
Equity                                   $ 1,288,371    $    981,253
                                        ============    =============

See accompanying notes to consolidated financial statements.

        GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)
                           (Unaudited)

                                    THREE MONTHS          NINE MONTHS
                                        ENDED                ENDED
                                     SEPTEMBER 30,       SEPTEMBER 30,
                                   --------------       --------------
                                    1996    1995         1996    1995
                                   --------------       --------------
   Net Revenues                    $283,834  $239,420  $742,506  $714,304

   Cost and Expenses
     Cost of sales                  222,495   195,213   577,336   573,235
     Selling and
      administrative                 24,819    22,445    70,009    65,096
     Stock option
      compensation
      expense                         1,463         -     6,663         -
     Research and
      development                    16,356    14,708    51,102    48,784
     Amortization of
      intangibles and
      deferred
      charges                         1,882     1,882     5,645     5,659
                                    -------   -------   -------   -------
      Total Costs
       and Expenses                 267,015   234,248   710,755   692,774
                                    -------    -------   -------   -------
            Income
            From Operations          16,819     5,172    31,751    21,530
     Interest income                  3,613     1,465    11,206     2,891
     Interest expense                (3,185)   (4,519)  (10,351)  (14,464)
                                    -------    -------   -------   -------
          Net Income                $17,247    $2,118   $32,606    $9,957
                                    =======    =======   =======   =======
Pro forma, for
 Recapitalization and
 Offering, net income per
 share (Note 2)                       $0.22     $0.03     $0.42     $0.13
                                    =======    =======   =======   =======
Pro forma, for
 Recapitalization and
 Offering,common shares
 outstanding (Note 2)                78,535    78,535    78,535    78,535
                                    =======    =======   =======   =======

See accompanying notes to consolidated financial statements.

                                                   GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                      (In Thousands)
                                                                        (Unaudited)

                                          Common Stock
                                        -------------------                        Minimum
                             Preferred  Class A             Additional  Accumul-   Pension    Unamort-                 Total
                               Stock    Series A-            Paid-In    ated	   Liability   ized      Treasury   Stockholders
                              Series A  1 & A-2   Class B    Capital   Deficity    Expense   Stock Plan    Stock       Equity
                              --------- ---------  -------- ---------- ----------  --------  ----------  ---------  -------------
BALANCE AS OF
  JANUARY 1,1996              $468,938  $    413  $    110  $  210,631 $(410,613)  $ (1,450)     --      $ (50,489) $     217,540
Net Income                                                                32,606                                           32,606
Issuance of stock pursuant
  to stock options                             1                    77                                                         78
Repurchase of preferred
  stock                        (18,938)                                                                                   (18,938)
Preferred stock dividend                                                (104,010)                                        (104,010)
Issuance of compensatory
  common stock options                                           9,618                         (2,955)                      6,663
                              --------- ---------  -------- ---------- ----------  --------  ----------  ---------  -------------

BALANCE AS OF SEPTEMBER 30,
  1996                        $450,000   $   414   $   110   $ 220,326 $(482,017)  $ (1,450) $ (2,955)   $ (50,489) $     133,939
                              ========= =========  ======== ========== ==========  ========  ==========  =========  =============

See accompanying notes to consolidated financial statements.

        GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                               NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                                  1996        1995
                                               ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                     $   32,606  $    9,957
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                      18,273      17,264
Postretirement benefit cost                         5,051       4,902
Provision for loss on pre-owned aircraft            1,000       2,050
Non-cash stock option compensation expense          6,663
All other operating activities                        322         276
Change in assets and liabilities:
Accounts receivable                              (66,048)      49,408
Inventories                                     (205,997)    (66,089)
Prepaids and other assets                         (2,656)       (107)
Other assets and deferred charges                   (128)         467
Accounts payable                                   12,218     (8,329)
Accrued liabilities                                 5,576       7,268
Customer deposits                                 410,314     133,983
Other long-term liabilities                       (2,641)         299
                                               ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES         214,553     151,349

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment               (9,518)    (14,579)
Dispositions of property and equipment                 24          30
Additions to tooling                              (1,593)    (24,440)
                                               ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES            (11,087)    (38,989)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                78          10
Repurchase of preferred stock                    (18,938)
Repayment of term loans                          (39,799)    (18,548)
Payment of dividends on preferred stock         (104,010)
                                               ----------  ----------
NET CASH USED IN FINANCING ACTIVITIES           (162,669)    (18,538)
                                               ----------  ----------
Increase in cash and cash equivalents              40,797      93,822
Cash and cash equivalents, beginning of period    223,312      23,605
                                               ----------  ----------
Cash and cash equivalents, end of period       $  264,109  $  117,427
                                               ==========  ==========

See accompanying notes to consolidated financial statements.


        GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. The operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the Company's December 31, 1995 audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Reg. No. 333-09897).

NOTE 2.   PRO FORMA PER SHARE INFORMATION

     Pro forma net income per share amounts are calculated based upon net income, divided by the pro forma weighted average number of common and common equivalent shares outstanding, assuming the Recapitalization and Offering occurred at the beginning of all periods (as discussed in Note 5) and assuming that all options to purchase common stock were exercised (applying the treasury stock method and using the initial public offering price of $24.00 per share). Options to purchase common stock issued or granted in the twelve months ended September 30, 1996 were treated as outstanding for all periods reported. Historical net income per common and common equivalent share is not presented as it is not relevant.

NOTE 3.   INVENTORIES

     Inventories consisted of the following at:

                                          September   December
                                          30, 1996    31, 1995
                                             (In thousands)
                                         ----------  ----------
Finished goods                           $    _      $  17,996
Pre-owned aircraft                          90,150      57,750
Work in process                            317,690     173,756
Raw materials                               80,332      75,768
Vendor progress payments                   109,950      67,855
                                         ----------  ----------
                                         $ 598,122   $ 393,125
                                         ==========  ==========

NOTE 4.   CONTINGENCIES

     In the normal course of business, lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to various matters, including products liability. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management has made provision for all known probable losses related to lawsuits and claims and believes that the disposition of all matters which are pending or asserted will not have a material adverse effect on the financial statements of the Company.

        GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4.   CONTINGENCIES (CONTINUED)

     The Company is involved in a tax audit by the Internal Revenue Service covering the years ended December 31, 1990 and 1991. The revenue agent's report includes several proposed adjustments involving the deductibility of certain compensation expense and items relating to the capitalization of the Company as well as the allocation of the original purchase price for the acquisition by the Company of the Gulfstream business, including the treatment of advance payments with respect to and the cost of aircraft that were in backlog at the time of the acquisition and the amortization of amounts allocated to intangible assets. The Company believes that the ultimate resolution of these issues will not have a material adverse effect on its financial statements because the financial statements already reflect what the Company currently believes is the expected loss of benefit arising from the resolution of these issues.

     The Company is currently engaged in the monitoring and cleanup of certain ground water at its Savannah facility under the oversight of the Georgia Department of Natural Resources. Expenses incurred for cleanup have not been significant. The Company received in 1992, at its Long Beach facility, two inquiries from the U.S. Environmental Protection Agency and, in 1991, at its Oklahoma facility, a soil contamination inquiry.
The Company believes other aspects of the Savannah facility, as well as other Gulfstream properties, are being carefully monitored and are in substantial compliance with current federal, state, and local environmental regulations. The Company believes the liabilities, if any, that will result from the above environmental matters will not have a material adverse effect on its financial statements.

     Management of the Company expects that its new Gulfstream V aircraft will be certified by the Federal Aviation Administration by the end of 1996. While a significant delay in such certification could have near term adverse consequences, management believes that certification will occur on schedule.

NOTE 5.   SUBSEQUENT EVENTS

     On October 16, 1996, the Company issued 4,559,100 shares of Common Stock, and selling stockholders sold 37,940,900 shares of Common Stock, in an initial public offering pursuant to the Securities Act of 1933 (the "Offering"). In connection and simultaneously with the closing of the Offering, the Company (a) effected a recapitalization plan (the "Recapitalization") which included (i) the repurchase of all of its outstanding 7% Series A Cumulative Preferred Stock (the "7% Cumulative Preferred Stock") for a purchase price of $450 million plus approximately $1.3 million of unpaid dividends, (ii) the exchange of all outstanding shares of Class A, Series A-2 and Class B Common Stock for Class A, Series A-1 Common Stock, (iii) the redesignation of all Class A, Series A-1 Common Stock into Common Stock, (iv) a 1.5-for-1 stock split of the Common Stock, and (v) the restatement of the Company's certificate of incorporation to provide that the authorized capital stock of the Company consists of 300,000,000 shares of Common Stock, par value of $.01 per share, and 20,000,000 shares of Preferred Stock, par value of $0.01 per share, and (b) issued 3,949,346 shares of Common Stock to certain option holders pursuant to existing option agreements, who subsequently sold those shares in the Offering.

     Also, on October 16, 1996, as part of the Recapitalization described above, the Company entered into a new long-term credit agreement (the "Credit Agreement") under which the lenders, who are parties to the Credit Agreement, made available to the Company a $400 million term loan and a $250 million revolving credit facility. A portion of the revolving credit facility, in an amount not to exceed $150 million, may be used for standby and commercial letters of credit and up to $20 million of the revolving credit facility may be used for swingline loans. The term loan will be repayable in consecutive quarterly installments commencing June 30, 1997 with a final maturity on September 30, 2002, in aggregate amounts for each of the following periods as


        GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5.   SUBSEQUENT EVENTS (CONTINUED)

follows  (with the installments within each year being equal):
1997 - $20.0 million; 1998 through  2001 - $75.0 million; 2002 -
$80.0 million. The Company will be required to pay commitment fees on the average daily unutilized portion of the term loan facility and the revolving credit facility, which fees will initially be set at .375% per annum, and which may range from
 .250% to .500% per annum based on a certain financial ratio.

     The Credit Agreement permits the Company to choose between two interest rate options: (i) the Adjusted Base Rate (the "ABR"), which is based on the greater of (a) the prime rate published by The Chase Manhattan Bank ("Chase") and (b) the federal funds effective rate, or (ii) a Eurodollar Loan Rate. In addition, swingline loans made pursuant to the Credit Agreement will accrue interest at the ABR or the Money Market Rate, which money market rate is based on the money market rate quoted by Chase. The Credit Agreement contains financial and operating covenants, including limitations on total indebtedness, contingent obligations, liens and the payment of dividends, and requires the maintenance of certain financial ratios. Concurrently with entering into the Credit Agreement, the Company repaid all amounts outstanding under its pre-existing credit agreements totalling $107.7 million, and terminated such agreements.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Notes to Consolidated Financial Statements beginning on page 7 and with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing in the Company's Registration Statement on Form S-1 (Reg. No. 333-09897).

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER AND NINE
MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     NET REVENUES. Net revenue increased $44.4 million, or 18.6%, from $239.4 million in the third quarter of 1995 to $283.8 million in the third quarter of 1996. In the third quarter of 1996, Gulfstream delivered nine new GIV-SPs, up from five in the third quarter of 1995, offset by a decrease in the sale of pre-owned aircraft ($36.2 million) resulting from a reduced number of trade-ins requiring resales. During the nine months ended September 30, 1996, total net revenues increased by $28.2 million, or 3.9%, to $742.5 million from $714.3 million for the nine months ended September 30, 1995. For the nine month period ended September 30, 1996, Gulfstream delivered 20 new GIV-SPs, up from 19 in the same period in 1995. Other factors contributing to the overall revenue increase in the nine month period ended September 30, 1996 were higher Gulfstream IV-SP average selling prices ($14.6 million), additional completion volume ($22.8 million), and increased international spares sales and service center volume ($20.5 million). Offsetting these increases was a decrease in the sale of pre-owned aircraft ($45.9 million) resulting from a reduced number of trade-ins requiring resales and the conclusion in late 1995 of a U.S. Department of Defense logistical supply contract ($15.0 million).

     COST OF SALES. Total cost of sales increased $27.3 million, or 14.0%, from $195.2 million in the third quarter of 1995 to $222.5 million in the third quarter of 1996. The increase was a result of four additional new aircraft deliveries, partially offset by two less pre-owned aircraft deliveries. Excluding pre-owned aircraft, which generally are sold at break-even levels, the gross profit percentage for the third quarter of 1996 was 24.7% compared to 24.3% for the third quarter 1995. Total cost of sales increased by less than 1.0%, or $4.1 million, to $577.3 million for the nine months ended September 30, 1996 from $573.2 million for the nine months ended September 30, 1995. The increase in total cost of sales during 1996 was due to increased level of Gulfstream IV-SP deliveries, completion deliveries, and spare sales and service volume. Excluding pre-owned aircraft, the gross profit percentage increased to 26.0% for the nine months ended September 30, 1996 from 25.2% for the comparable period in 1995, primarily as a result of cost and cycle time reduction initiatives and price appreciation on Gulfstream IV-SP new aircraft and completion sales.

     SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense increased by $2.4 million, or 10.6%, from $22.4 million for the third quarter of 1995 to $24.8 million for the third quarter of 1996. For the nine month period ended September 30, 1996, selling and administrative expense increased by $4.9 million, or 7.5%, to $70.0 million, from $65.1 million for the nine month period ended September 30, 1995. The dollar increase principally resulted from increased advertising and marketing expenses associated with the Gulfstream V program.

     STOCK OPTION COMPENSATION EXPENSE. The issuance of options to purchase common stock of the Company during the nine months ended September 30, 1996 resulted in a non-cash compensation charge of $6.7 million, of which $1.5 million was recorded in the third quarter of 1996.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense increased by $1.7 million, or 11.2%, from $14.7 million for the third quarter of 1995 to $16.4 million for the third quarter of 1996. For the nine month period ended ended September 30, 1996, research and development expense increased by $2.3 million, or 4.8%, to $51.1 million, from $48.8 million for the nine month period ended September 30, 1995. Substantially all research and development expense was associated with the Gulfstream V development program, which the Company expects to be materially completed by the end of 1996.

     AMORTIZATION OF INTANGIBLES AND DEFERRED CHARGES.
Amortization of intangibles and deferred charges of $1.9 million and $5.7 million for the third quarter of 1996 and the nine months ended September 30, 1996, respectively, remained essentially unchanged from the comparable periods in 1995.

     INTEREST INCOME AND EXPENSE. Interest income increased by $2.1 million to $3.6 million in the third quarter of 1996 from $1.5 million in the third quarter of 1995 and increased by $8.3 million to $11.2 million in the nine months ended September 30, 1996 from $2.9 million in the nine months ended September 30, 1995, in each case, as a result of an increase in cash generated from operations. Interest expense decreased by $1.3 million to $3.2 million for the third quarter of 1996 and by $4.1 million to $10.4 million for the nine months ended September 30, 1996, respectively, from comparable periods in 1995. This decrease was due to limited use of the revolving credit facility and a reduction in borrowings under the existing term loans.

     INCOME TAXES. The Company had available at September 30, 1996 net operating loss carryforwards for regular federal income tax purposes of approximately $150 million, which will begin expiring in 2006. Although the Company recorded net income during the nine months ended September 30, 1996 and the nine months ended September 30, 1995, no provision for income taxes was recorded in either period principally as a result of the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise from working capital requirements, capital expenditures, principal and interest payments on long-term debt, and the payment of dividends on the 7% Cumulative Preferred Stock (which was repurchased on October 16, 1996 simultaneously with the consummation of the Offering). During the nine months ended September 30, 1996, the Company relied on cash flows from operations to finance these needs.

     During the nine months ended September 30, 1996, $214.6 million of cash was generated from operations versus $151.3 million in the first nine months of 1995. This increase was principally due to the increase in customer progress payments associated with aircraft orders in backlog and deposits on new Gulfstream V aircraft orders, a portion of which funds the temporary inventory build-up associated with Gulfstream V production occurring prior to initial customer aircraft deliveries. The Company expects to begin deliveries of Gulfstream V aircraft in the fourth quarter of 1996 with six deliveries planned for 1996 and 27 deliveries planned for 1997.

     During the nine months ended September 30, 1996, additions to property and equipment were $9.5 million and capitalized tooling increased $1.6 million.

     During the nine months ended September 30, 1996, the Company repurchased approximately four shares of 7% Cumulative Preferred
Stock at their stated value of $18.9 million, and paid accumulated dividends of $104.0 million out of excess cash flow.

     At September 30, 1996, borrowings under the Company's pre-existing bank credit facilities were $106.5 million. The Company made scheduled principal payments of $39.8 million during the nine months ended September 30, 1996.

     On October 16, 1996, Gulfstream Delaware Corporation, a wholly owned subsidiary of the Company, entered into a new $650 million credit facility with Chase, as Administrative Agent (the "Credit Agreement"). The Credit Agreement consists of a $400 million term loan facility and a $250 million revolving credit facility. The Credit Agreement contains customary affirmative and negative covenants including restrictions on the ability of the Company and its subsidiaries to pay cash dividends, as well as financial covenants, under which the Company must operate. Scheduled repayments under the new term loan facility of $20 million in 1997, $75 million in each of the years 1998 through 2001, and $80 million in 2002 are expected to be repaid from cash generated from operations.

     On October 16, 1996, the Company completed an initial public offering from which the Company received net proceeds of approximately $100 million after deducting underwriting discounts and other expenses. The Company used the net proceeds of the Offering, together with the $400 million term loan under the new Credit Agreement, to repurchase the 7% Cumulative Preferred Stock and repay all the outstanding indebtedness under the Company's pre-existing credit facilities and to pay fees and expenses incurred in connection with the Offering and the refinancing of the Company's indebtedness. See "Note 5. Subsequent Events" included on page 8 of "Notes to Consolidated Financial Statements".

     The Company believes that the net proceeds of the Offering, together with cash generated from operating activities, including customer progress payments and deposits on new aircraft orders, and borrowings available under the Credit Agreement, are sufficient for the Company to meet its anticipated working capital needs and planned capital expenditures.

     In connection with orders for 28 Gulfstream V aircraft in the backlog, the Company has offered customers trade-in options (which may or may not be exercised) under which the Company will accept trade-in aircraft, primarily Gulfstream IVs and Gulfstream IV-SPs, at a guaranteed minimum trade-in price. In light of the current market for pre-owned Gulfstream aircraft, management believes that the fair market value of such aircraft will exceed the specified trade-in values. As such, Gulfstream does not believe the existence of such commitments will have a material adverse effect on its results of operations, cash flow or financial position.

     On October 10, 1996, the Company reached an agreement in principal with the Pension Benefit Guaranty Corporation (the "PBGC") concerning funding of the Company's defined benefit pension plans. Pursuant to this agreement, the Company has agreed to contribute an additional $20 million in 1996 and a total of $25 million annually in 1997 through 2000 to its pension plans, which payments are expected to result in such plans being fully funded. The payments to be made under this agreement were already part of the Company's overall financial planning, and; therefore, are not expected to have a material effect on the Company's financial statements.

     At September 30, 1996, Gulfstream had a firm contract backlog of approximately $3.0 billion of revenues. This excludes executed contracts with financing contingencies and letters of intent with deposits.

                   PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          Not Applicable.

Item 2.   CHANGES IN SECURITIES

          Not Applicable.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Prior to the closing of the Company's initial public offering, the Company's authorized capital stock consisted of (a) preferred stock, $0.01 par value per share ("Preferred Stock"), (b) Class A Common Stock, Series A-1, $0.01 par value per share ("Series A-1 Stock"), (c) Class A Common Stock, Series A-2, $0.01 par value per share, and (d) Class B Common Stock, $0.01 par value per share ("Class B Stock"). Effective August 30, 1996, all holders of Preferred Stock, Series A-1 Stock, Series A-2 Stock and Class B Stock executed a written consent approving (i) the amendment and restatement of the Company's amended and restated certificate of incorporation to provide that the authorized capital stock of the Company would consist of preferred stock and a single class of common stock,
          (ii) the classification of the board of directors and
          (iii) the entry of the Company into indemnification agreements with its directors and certain of its officers. These amendments became effective prior to the closing of the Company's initial public offering.

Item 5.   OTHER INFORMATION

          From time to time, the Company may make certain oral and written statements that contain forward looking information and involve uncertainty. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain statements containing forward looking information. The Company is filing with this report a cautionary statement identifying important factors which could cause actual results to differ materially from statements contained in this report, future filings by the Company with the Securities and Exchange Commission, the Company's press releases and oral statements made by or on behalf of the Company.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits
          Exhibit 3.1      Restated Certificate of Incorporation
                           of the Company.
          Exhibit 3.2      Restated By-Laws of the Company.
          Exhibit 10.1     Credit Agreement, dated as of October
                           16, 1996, among Gulfstream Delaware
                           Corporation, The Chase Manhattan Bank
                           and the banks and other financial
                           institutions parties thereto
                           (including guaranty and pledge
                           agreement).
          Exhibit 11.1     Computation of Pro Forma Earnings per
                           Common Share.
          Exhibit 27.1     Financial Data Schedule
          Exhibit 99.1     Cautionary Statement for Purposes of
                           the "Safe Harbor" Provisions of The
                           Private Securities Litigation Reform
                           Act of 1995.
      (b) Report on Form   No reports on Form 8-K were filed
          8-K              during the quarter ended September
                           30, 1996,as the Company was not
                           subject to the filing requirements
                           under Form 8-K prior to October 9,
                           1996.


                          SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 13, 1996

                           GULFSTREAM AEROSPACE CORPORATION

                           /s/ Chris A. Davis
                           -------------------------------------
                           Chris A. Davis
                           Executive Vice President and
                           Chief Financial Officer
                           (Principal Financial and Accounting
                           Officer)

                          EXHIBIT INDEX
                         ---------------

    EXHIBIT NO.             EXHIBIT                     PAGE NO.
    -----------             -------                     --------

        3.1             Restated Certificate of Incorporation of the Company.

        3.2             Restated By-Laws of the Company.

        10.1		Credit Agreement, dated as of October 16, 1996,
			among Gulfstream Delaware Corporation.
                        The Chase Manhattan Bank and the banks and other financial institutions parties thereto (including guaranty and pledge agreement).

        11.1            Computation of Pro Forma Earnings per Common Share.

        27.1            Financial Data Schedule.

        99.1		Cautionary Statement for Purpose of the "Safe Harbor"
			Provisions of The Private Securities Litigation Reform
			Act of 1995.