Form 10-K405
period 1996-12-31
GULFSTREAM AEROSPACE CORP
filed 1997-03-28
CIK 715355

________________________________________________________________________________
________________________________________________________________________________
                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
  /x/             Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1996
                                        OR
  / /              Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                             Commission File No. 1-8461

                          GULFSTREAM AEROSPACE CORPORATION

              Delaware                                13-3554834)
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                   Identification No.)

                                   P. O. Box 2206
                                500 Gulfstream Road
                                 Savannah, Georgia
                                     31402-2206
                                   (912) 965-3000

             Securities registered pursuant to Section 12(b) of the Act:



                                                  Name of each exchange
           Title of each class                     on which registered
          --------------------                    -----------------------
      Common Stock, $.01 par value                New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                        None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X   No
                                                  ---     ----

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                         _

    The aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on March 26, 1997) was approximately $956,702,295. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

    As of March 26, 1997, there were outstanding 74,035,328 shares of the registrant's common stock, par value $.01, which is the only class of common stock of the registrant.

                       Documents Incorporated by Reference

    Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, (the "1996 Annual Report") are incorporated by reference in Parts II and IV of this Form 10-K. Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1997, (the "1997 Proxy Statement") are incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form
10-K, neither the Annual Report nor the Proxy Statement is deemed to be filed as a part hereof.
________________________________________________________________________________
________________________________________________________________________________

                                     PART I

ITEM 1. BUSINESS

    GENERAL

    Gulfstream Aerospace Corporation (the "Company") is recognized worldwide as a leading designer, developer, manufacturer and marketer of the most technologically advanced intercontinental business jet aircraft. Since 1966, when the Company created the large cabin business jet category with the introduction of the Gulfstream II, the Company has dominated this market segment, capturing a cumulative market share of over 60%. The Company has manufactured and sold over 960 large business aircraft since the introduction of the Gulfstream product line in 1958.

    The Company has developed a broad range of aircraft products to meet the aviation needs of its targeted customers (which include national and multinational corporations, governments and governmental agencies, heads of state and wealthy individuals). The Company's current principal aircraft products are the Gulfstream IV-SP, the Gulfstream V, Gulfstream Shares-TM-(fractional ownership interests in Gulfstream IV-SPs) and pre-owned Gulfstream aircraft. As an integral part of its aircraft product offerings, the Company offers aircraft completion (exterior painting of the aircraft and installation of customer selected interiors and optional avionics) and worldwide aircraft maintenance services and technical support for all Gulfstream aircraft. In addition, the Company's financial services subsidiary, Gulfstream Financial Services Corporation, through its private label relationship with a third-party aircraft financing provider, offers customized products to finance the worldwide sale of Gulfstream aircraft.

    The Company is the ultimate successor to a business (the "Predecessor Business") established by Grumman Aerospace in 1956. In 1978, the Predecessor Business was acquired by a group of investors headed by Allen E. Paulson, the then Chairman of the Predecessor Business. Chrysler Corporation ("Chrysler") acquired the Predecessor Business in 1985. In March 1990, the Gulfstream business was acquired from Chrysler by certain partnerships (the "Forstmann Little Partnerships") formed by Forstmann Little & Co. ("Forstmann Little"). On October 16, 1996, the Company sold 4,559,100 shares of the Company's Common Stock, and the Forstmann Little Partnerships and certain option holders of the Company's Common Stock sold 37,940,900 shares of the Company's Common Stock in an initial public offering at a price of $24.00 per share. As of March 26, 1997, the Forstmann Little Partnerships owned approximately 42.4% of the outstanding shares of the Company's Common Stock.

PRINCIPAL PRODUCTS

    The business jet aircraft market is generally divided into four segments--light, medium, large and ultra-long range. These segments are defined on the basis of range, cabin volume and gross operating weight.

    GULFSTREAM V

    The Company's newest aircraft product is the Gulfstream V, which serves the ultra-long range market. The Company believes the Gulfstream V provides the longest range, fastest cruising speed and most technologically advanced avionics of any ultra-long range business jet aircraft currently in operation. The Gulfstream V received provisional type certification from the Federal Aviation Administration ("FAA") on December 13, 1996 and the Company expects to receive final type certification in early 1997. The first Gulfstream V deliveries began in the fourth quarter of 1996.

    The Gulfstream V has a maximum operating speed of Mach .885. It can accommodate up to 19 passengers and has a range of up to 6,500 nautical miles and a cruising speed of up to Mach .87. These capabilities will permit routine intercontinental travel at cruising speeds comparable to commercial airline cruising speeds, while operating efficiently at altitudes as high as 51,000 feet, flying above most commercial airline traffic and adverse weather. The Gulfstream V is versatile enough to fly long-range missions, such as New York to Tokyo in approximately 14 hours, as well as high-speed missions, such as New York to London, in approximately six hours.

    The Gulfstream V design process combined modern technology with the conservative design philosophy of all Gulfstream aircraft. The Gulfstream V aircraft development was launched in September 1992 and significantly enhanced in 1993 in response to extensive market research. Aerodynamic profiles were developed and verified using computational fluid dynamics (CFD) and scale model wind tunnel testing. Following systems definition, detailed designs were prepared on both two dimensional (CADAM) and three dimensional (CATIA) digital computer models, thereby eliminating the need to construct a physical prototype of the new aircraft. The Company estimates that Gulfstream, its revenue share partners and key suppliers will have invested over $800 million, in the aggregate, in developing the Gulfstream V.

    The Gulfstream V is equipped with two 14,750-pound-thrust BR710 engines built by BMW Rolls-Royce GmbH, which were specifically designed for use on the Gulfstream V and for which Gulfstream was the launch customer. The sound levels of the Gulfstream V's engines are well below FAA Stage 3 and ICAO/Chapter 3 regulatory requirements (the FAA's and ICAO's most stringent noise abatement regulations). These engines, like the Rolls-Royce Tay engines on the Gulfstream IV-SP (which are considered an industry benchmark), are designed to operate 7,000 flight hours between major overhauls and, due to fuel efficiency, are expected to operate at a lower cost than the engines of the Gulfstream IV-SP. The BR710 engine has been certified by the Joint Aviation Authorities and the FAA.

    The aircraft utilizes dual cabin pressurization systems to minimize cabin altitude. At a maximum altitude of 51,000 feet, the Gulfstream V cabin altitude is designed to be pressurized to 6,000 feet, the lowest cabin altitude pressurization of any business jet aircraft. This low cabin altitude, together with a 100% fresh air ventilation system (instead of a recirculating air system) is expected to significantly reduce passenger fatigue.

    The advanced flight systems on the Gulfstream V include automatic throttle systems, an integrated performance computer system, an engine information crew advisory system, a dual global positioning system and independent inertial reference systems. These systems provide accurate flight planning, as well as automatic control, throughout the planned flight profile. For maximum safety, a Traffic Collision Avoidance System, turbulence and wind shear-detecting radar and an enhanced Ground Proximity Warning System are also standard. An additional safety feature of the Gulfstream V is an optional head-up display ("HUD"). The HUD optimizes pilot performance and improves flight safety, especially in low visibility conditions, by reducing the pilot's dependence on the instrument panel, thus allowing the pilot to direct his vision outside the cockpit.

    In order to reduce the business risk associated with the design and manufacture of the Gulfstream V, the Company entered into revenue sharing agreements with Northrop Grumman Corporation for the wing and Fokker Aviation B.V. (a subsidiary of Stork B.V.) for the empennage. Under these agreements, the revenue share partner is responsible for the detailed design, tooling and manufacture of the systems in exchange for a fixed percentage of revenues of each Gulfstream V sold (which the Company records as a cost of goods sold upon an aircraft delivery). Thus, in addition to financing the development, manufacture and delivery of its components, each manufacturer shares in the risk of fluctuations in demand and market price of the Gulfstream V.

    The list price for a completed Gulfstream V is currently approximately $37,750,000 (depending on escalation and selected options). The Company provides a purchaser of a Gulfstream V with a 20 year or 20,000 flight hour warranty (whichever comes first) on the airframe structure and a six-year warranty on components (other than the engines). BMW Rolls-Royce GmbH provides a direct five-year or 2,500 flight hour warranty (whichever comes first) on the engines to purchasers of a Gulfstream V.

    GULFSTREAM IV-SP

    The Company's other principal aircraft product is the Gulfstream IV-SP, serving the large cabin business jet market. The Company believes that the Gulfstream IV-SP offers the best combination of large cabin size, long range, fast cruising speed and technologically advanced avionics of any large business jet aircraft in its market segment. The Gulfstream IV-SP is an enhanced version of the Gulfstream IV. (See "--Past Aircraft Product Offerings" page 11). The Company manufactured and sold 92 Gulfstream IV-SPs from 1993 to 1996 and 213 Gulfstream IVs from 1985 to 1992. The Company intends to continue to manufacture the Gulfstream IV-SP along with the Gulfstream V.

    The Gulfstream IV-SP can accommodate up to 19 passengers, has a range of up to 4,220 nautical miles and a cruising speed of up to approximately Mach
 .85. These capabilities permit routine intercontinental travel at cruising speeds comparable to commercial airline cruising speeds, while operating efficiently at altitudes as high as 45,000 feet, flying above most commercial airline traffic and adverse weather. The Gulfstream IV/IV-SP is the holder of 79 distance, altitude and speed records for aircraft of its class including east-bound and west-bound around-the-world speed records (36 hours and 8 minutes (east-bound) and 45 hours and 25 minutes (west-bound)).

    The Company developed the SP (Special Performance) version of the Gulfstream IV with enhanced avionics, increased interior cabin width and height, and increased allowable landing weight, providing improved mission flexibility and allowing the Gulfstream IV-SP to fly multiple-leg trips without refueling.

    The Gulfstream IV-SP is equipped with two Rolls-Royce Tay fan jet engines which have commercial airline-proven reliability and performance. The Tay engines can operate 7,000 flight hours between major overhauls, producing aircraft operating costs for the Gulfstream IV-SP that the Company believes are comparable to those of its competitors. Additionally, the Gulfstream IV-SP, together with the Gulfstream IV and the Gulfstream V, are the only business jet aircraft combining an electronic "all glass cockpit" and an advanced avionics suite consisting of a fully integrated computerized flight management system, including a performance computer and automatic throttle systems.

    The list price for a completed Gulfstream IV-SP is currently approximately $28,200,000 (depending upon selected options). The Company provides a purchaser of a Gulfstream IV-SP with a 15 year or 15,000 flight hour warranty (whichever comes first) on the airframe structure and a 30 month warranty on most other parts (other than the engines). Rolls-Royce provides a direct 5 year or 2,500 flight hour warranty (whichever comes first) on the engines to purchasers of a new Gulfstream IV-SP. Since the first delivery of a Gulfstream IV in 1985, warranty claims on the Gulfstream IV and Gulfstream IV-SP have aggregated less than 1% of aggregate net revenues from the sales of Gulfstream IVs and Gulfstream IV-SPs.

    GULFSTREAM IV-MPA

    The Company has designed and manufactured the Gulfstream IV-MPA, a multi-purpose derivative of the Gulfstream IV (designated C20-G) procured by and in service for the United States Navy. The Gulfstream IV-MPA may be equipped with a six-foot wide cargo door and/or high density seating (up to 26 passengers). These aircraft have the capability to convert from a cargo configuration to a 26 passenger configuration in less than four hours. Depending upon the specific configuration, the Gulfstream IV-MPA's list price ranges from $28,000,000 to $32,000,000. There are currently 7 Gulfstream IV-MPAs in service. The Company believes that the Gulfstream IV-MPA and other special mission modifications of the Gulfstream IV-SP aircraft will be important products for meeting the needs of government operators, military organizations, civil authorities and intelligence gathering agencies.

    GULFSTREAM SHARES(Trademark)

    The Company offers customers fractional ownership in Gulfstream IV-SP aircraft through a program established by the Company in 1995 in conjunction with EJI's NetJets-Registered Trademark- program. This program is designed to provide customers with the benefits of Gulfstream IV-SP aircraft ownership at a substantially lower cost than the purchase of an entire aircraft. The program significantly expands the market for Gulfstream IV-SP aircraft to include those customers whose aircraft usage patterns or financial resources do not justify or permit the direct purchase of a Gulfstream aircraft. The Gulfstream Shares(Trademark) program, by teaming Gulfstream and EJI, has brought the Gulfstream name, quality, reputation and marketing infrastructure together with the operational experience and reputation of the founder and leader in the business jet aircraft fractional ownership market.

    The Gulfstream Shares(Trademark) program is marketed by the Company. EJI purchases Gulfstream IV-SPs from the Company and then sells fractional ownership interests in such aircraft generally in one-eighth or one-quarter increments for which the customer receives 100 or 200 hours of flying time per year, respectively, with a guaranteed response time for pick-up of 10 hours or 6 hours, respectively. Under the terms of the agreements between the Company and EJI, the program consists of EJI's purchase or option to purchase over 20 Gulfstream IV-SPs and 2 Gulfstream Vs. As of December 31, 1996, the Company had contracted to deliver to EJI 16 Gulfstream IV-SPs and 2
Gulfstream Vs in connection with the Gulfstream Shares(Trademark) program, 9 of which had been delivered and 9 of which will be delivered through 1999. In addition, EJI had a remaining option to purchase 5 additional Gulfstream
IV-SPs in 1998. The customers enter into management and operating contracts with EJI which provide guaranteed services and operating costs. EJI's agreement with its customers provides for a term of 5 years with certain termination and renewal rights. There is no recourse to the Company under the provisions of these agreements or under the Company's contractual agreement with EJI.

    The Gulfstream IV-SP aircraft are maintained by the Company under a maintenance agreement with EJI. Further, under a lease arrangement, the Company provides EJI up to 4 pre-owned Gulfstream IV aircraft (which are included in the Company's pre-owned aircraft inventory) which make up EJI's core fleet and are used to facilitate EJI's meeting its response time and service guarantees. The Company has a proprietary agreement with EJI relating to the marketing activities and provision of the core fleet, pursuant to which the Company is reimbursed for certain marketing expenses and earns royalty fees on certain EJI revenues. The Company's marketing services agreement for Gulfstream Shares(Trademark) has a term of three years which can be extended by mutual agreement of the parties.

    In addition to providing the Company with an incremental source of revenues, the Company believes the Gulfstream Shares(Trademark) program represents an important marketing tool. Fractional ownership provides the Company with a lower priced product that allows it to broaden its potential market and to create an entry level product for new Gulfstream customers. Fractional ownership also allows the Company to offer an interim solution for customers who have an immediate need for aircraft transportation and desire to purchase a whole aircraft, but must wait for delivery due to the order backlog.

    The Company is currently pursuing opportunities for international Gulfstream Shares(Trademark) programs. Such programs could expand the Company's presence in international markets and assist the Company in selling new as well as pre-owned Gulfstream IV and Gulfstream IV-SP aircraft acquired by the Company from trade-ins on Gulfstream V deliveries.

    AIRCRAFT COMPLETION

    When the Company sells a new Gulfstream V or Gulfstream IV-SP, it generally contracts with its customer to deliver a green aircraft and a completed interior. The Company's completion services include painting and installing customer selected interiors and optional avionics. The Company believes that its completion services improve customer satisfaction while enhancing the Company's profitability. The Company has proprietary control over the specifications required to complete a Gulfstream V. Although other companies offer completion services for the Gulfstream IV-SP, the Company believes it has an advantage over other suppliers due to Gulfstream's understanding of its own aircraft and the interface requirements necessary for installation of custom-designed interiors and optional avionics systems. The Company believes that it also provides superior craftsmanship in designing and building customized interiors.

    Gulfstream has increased its completion order rate on new aircraft as a percentage of green aircraft orders from 70% in 1990 to almost 100% in 1996. In an effort to simplify the selling process and to capture completion business, the Company currently markets its aircraft to customers on a completed basis. As part of this effort, the Company has developed an aircraft completion program that offers customers a customized interior using core standardized design elements. The use of these standardized elements allows the Company to more accurately predict and reduce costs, cut cycle times and increase consistency of production. This, together with its integrated marketing strategy, has allowed the Company to perform substantially all of the completion services for its green aircraft since 1993.

    The Company's completion centers, located in Savannah, Georgia; Brunswick, Georgia; and Long Beach, California, offer full completion and refurbishing services. The Company's completion centers can accommodate an aggregate of up to 20 aircraft at one time.

    PREMIUM PRE-OWNED GULFSTREAM AIRCRAFT AND OTHER PRE-OWNED AIRCRAFT

    Pre-owned aircraft are routinely accepted in trade to facilitate the sale of new Gulfstream IV-SPs and Gulfstream Vs. The Company uses pre-owned Gulfstream aircraft as a significant tool in expanding the Company's potential market and competing with lower priced, new aircraft products.

    The Company has assembled a new, experienced management team and has introduced a number of initiatives which have enhanced the marketability of its pre-owned aircraft. The Company refurbishes pre-owned Gulfstream aircraft and markets these aircraft as a branded product of the Company. Pursuant to this program, the Company backs pre-owned Gulfstream aircraft with a 5 year warranty on the airframe structure and a 12 month warranty on virtually all other parts, including the engines under a separate warranty from Rolls-Royce Commercial Aero Engines Limited.

    Trade-in values for pre-owned aircraft are based on estimated fair market value ("FMV") at the time the trade-in will actually occur. If the trade-in time is greater than twelve months into the future, the Company's current practice is to reserve the right to determine FMV not more than six months prior to delivery of the green aircraft. Trade-in aircraft are always entered into inventory at the lower of cost or estimated realizable value. Any excess value offered to a customer above estimated realizable value is recognized as a reduction in the revenue received in the new aircraft sale transaction.

    Through its trade-in agreements, the Company reserves the right to pre-market the trade-in aircraft prior to acceptance of title from the customer. Over the past several years, the Company has generally been successful in entering sales agreements on trade-in aircraft prior to acceptance of title. If market conditions change, however, no assurances can be made that the Company can continue this practice.

    The Company has provided a portion of its Gulfstream V customers whose contracts are currently in backlog with an option to trade in a Gulfstream aircraft at the time of their Gulfstream V aircraft delivery. These options may be at a specified dollar amount or at FMV "to be determined six months prior to green delivery" of the Gulfstream V. The Company continues to assess those options which are at a fixed dollar amount in light of market conditions and has determined such fixed dollar options are no higher than the FMV estimated for the time of Gulfstream V aircraft delivery. Although no assurance can be given that the fixed dollar trade-in aircraft values will remain at or below FMV at the time of trade, any adjustments required for values in excess of FMV will be appropriately reflected in the new aircraft sales transaction and the pre-owned inventory will be stated on the Company's books at the lower of cost or estimated realizable value.

    The Company, in 1996, obtained certification of Gulfstream IIIs, Gulfstream IVs and Gulfstream IV-SPs for use in the Commonwealth of Independent States (the former Soviet Union) as a part of the Company's efforts to develop select international markets through the introduction of lower priced, pre-owned Gulfstreams.

    AIRCRAFT SERVICES, PARTS AND TECHNICAL SUPPORT

    The Company is committed to supporting, servicing and expanding the Gulfstream aircraft fleet as part of its customer-oriented strategy. The Company provides worldwide service and support by integrating a network of Company-owned service centers, three levels of authorized third party service providers, worldwide parts depots, worldwide service representatives and 24 hour-a-day technical/AOG (aircraft on the ground) support. The Company believes that the service business offers potential for future expansion and growth as the Gulfstream fleet grows and that the high level of service the Company provides results in significant repeat business.

    SERVICE CENTERS. The Company operates service centers in Savannah and Brunswick, Georgia and Long Beach, California for aircraft maintenance functions, including modifications and major repairs. In 1996, the Company opened a new 200,000 square foot, state-of-the-art, service facility in Savannah, Georgia, with capacity for 12 to 20 Gulfstream Vs and Gulfstream IVs. Training, level of service and business practices have been significantly improved and standardized across the Company's service centers since 1994.

    Additionally, the Company has license agreements with Marshalls of Cambridge (Cambridge, England), Chrysler's Pentastar Aviation subsidiary (Ypsilanti, Michigan) and Jet Aviation (Singapore) to provide service, maintenance and repairs for Gulfstream aircraft. The licensees provide additional geographic service locations for the expanding Gulfstream fleet. Royalty fees are paid to the Company by the licensees based on labor hours expended. In addition, Associated Airlines (Melbourne, Australia) and Jet Aviation Business Jets (Geneva and Basel, Switzerland) serve as authorized warranty centers.

    PARTS. Parts are provided to aircraft owners through a network of five Company parts depots. Proprietary initiatives (including cancellation of discounts to third party outlets, a gradual adjustment of parts pricing for high use items, and a gradual elimination of international price premiums) have been undertaken in the last 24 months to develop, improve and sustain the Company's competitive advantage in the fragmented parts market and to improve customer service levels.

    TECHNICAL INFORMATION. The Company markets aircraft support publications and technical documents to its customers and to third party service facilities. Additionally, a proprietary computerized maintenance program
(CMP) is offered as a subscription service to customers for the management and tracking of the maintenance status of their aircraft. Approximately 90% of the Company's customers utilize this service. Recently, the Company instituted a policy requiring third party maintenance facilities to purchase factory technical support for scheduled maintenance performed on customer aircraft. This is expected to offset the cost of providing this technical support and further strengthen the competitive position of the Company's own service centers.

    The Company is in the process of establishing its ServiceCare-SM- program, the first comprehensive airframe, engine and avionics maintenance program to be offered in the business aircraft market, which will provide customers of new Gulfstream IV-SPs with scheduled and unscheduled maintenance at guaranteed costs. Coverage will be provided on a world-wide basis, with all work to be accomplished at Gulfstream or Gulfstream authorized service centers. The program is expected to be implemented during the second quarter of 1997.

    AIRCRAFT MAINTENANCE SERVICES. The Company has assembled a new, experienced management team for its maintenance services operations. Under this new team, the Company has developed a proactive marketing and sales effort and made investments in training and facilities, which have supported the increase in market share to approximately 55% in 1996. In 1995, the Company's estimated market share (based on service center visits) of the maintenance services market for the Gulfstream fleet was approximately 40%.

    TRAINING AND FACILITIES. The Company provides pilot and maintenance training services to its customers as an integral component of the sale of new Gulfstream IV-SP, Gulfstream V and pre-owned Gulfstream aircraft. The Company has long-term agreements with FlightSafety International ("FSI") for the provision of this high quality training service.

    FSI maintains and operates training facilities co-located with the Company's Savannah and Long Beach operations and has begun construction of a new 64,000 square foot training facility adjacent to the Gulfstream Service Center in Savannah. This training center, scheduled to open in the third quarter 1997, will be fully funded by FSI and will house classrooms and simulators supporting the entire Gulfstream product line (Gulfstream I through Gulfstream V). Gulfstream, in conjunction with FSI, facilitates the operation of a Customer Training Advisory Board which provides direct customer and original equipment manufacturer input to FSI's training curriculums and course content.

    Additionally, pilot and maintenance training services are provided to Gulfstream customers by SimuFlight Training International ("SimuFlight") located at Dallas-Fort Worth International Airport, Texas. SimuFlight provides training services for Gulfstream II, Gulfstream III and Gulfstream IV aircraft. Gulfstream, in conjunction with SimuFlight, facilitates the operation of an additional Customer Training Advisory Board which provides direct customer and original equipment manufacturer input to SimuFlight training curriculums and course content.

    AIRCRAFT FINANCING ARRANGEMENTS

    The Company, through its subsidiary Gulfstream Financial Services Corporation ("GFSC"), provides customers with access to customized financial products to support the worldwide sale of Gulfstream new and pre-owned aircraft. GFSC representatives typically consult with potential customers to develop the most effective means of financing the purchase of a Gulfstream jet for each such customer's specialized needs.

    The financial products (including capital and operating leases, loans, tax advantaged leases, like-kind exchange options, and Export-Import Bank support) are provided on a competitive basis through a proprietary, private label relationship with a prominent provider of aircraft financing (the "Financing Provider"), that has full credit review and approval rights and assumes all credit risk with no recourse to the Company. Additionally, the Company and the Financing Provider have entered into a re-marketing arrangement which enables the Company to manage the resale of any Gulfstream aircraft whose lease financing period has ended. This private label agreement has a term of five years with a minimum lending commitment of $250 million annually, and can be extended by mutual agreement of the parties. In 1996, $270 million of aircraft were financed through this program.

    The Company believes that the access provided by GFSC to financing sources for customers throughout the world serves to expedite and increase sales of new and pre-owned aircraft and also enables the Company to effectively manage the residual values of the Gulfstream fleet.

    BACKLOG AND NEW ORDERS

    At December 31, 1996, the Company had a firm contract backlog of approximately $3.1 billion, representing a total of 67 contracts for Gulfstream Vs and 27 contracts for Gulfstream IV-SPs compared with $1.9 billion at the end of 1995, representing a total of 50 contracts for Gulfstream Vs and 7 contracts for Gulfstream IV-SPs. The Company includes an order in backlog only if the Company has entered into a purchase contract (with no contingencies) with the customer and has received a significant (generally non-refundable) deposit from the customer. Typically, the Company begins taking orders and building backlog two to three years prior to beginning production of a new aircraft model such as the Gulfstream V, and receives a significant number of orders prior to delivering its initial aircraft in a program. In total, approximately 55% of the Company's contractual backlog is scheduled for delivery beyond 1997.

    Generally, at the signing of a Gulfstream IV-SP or Gulfstream V contract, a customer makes a non-refundable deposit with the Company. Subsequently, the customer makes a series of significant progress payments, with the balance of the purchase price due at delivery of the green aircraft. The Company monitors the condition of its backlog and believes, based on the nature of its customers and its historical experience, that there will not be a significant number of cancellations. However, to the extent that there is a lengthy period of time between a customer's aircraft order and its expected delivery date, there may be increased uncertainty as to changes in business and economic conditions which may affect customer cancellations.

    New orders for the Gulfstream V and the Gulfstream IV-SP totaled 21 and 44, respectively in 1996, 12 and 30, respectively, in 1995, and 16 and 25, respectively in 1994. Orders tend to vary from year to year reflecting a number of factors, including competitive circumstances, worldwide economic and geopolitical conditions and the timing of customer decisions in placing new orders due to budget planning and specific transportation needs.

    CUSTOMERS AND MARKETING

    The majority of the Company's aircraft are sold to national and multinational corporations and governments. Gulfstream's aircraft are operated by customers in a wide spectrum of industries and customer groups, including: pharmaceuticals, consumer goods, high technology, energy, industrial manufacturing, finance, insurance, real estate, mining, transportation, communications, public utilities, retail trade, the United States government, other sovereign entities, and individuals. Seventy-eight percent of the Gulfstream fleet is based in North America and 22% of the fleet is based in 45 countries worldwide. Current owners of Gulfstream aircraft include 25 of the Fortune 50 companies and 115 of the Fortune 500 companies. In addition, the United States government, including all branches of the United States military, and 39 foreign governments operate Gulfstream aircraft. Gulfstream aircraft provide air transportation for the President, Vice President and other senior members of the

United States government. Over 48 Gulfstream aircraft are currently in operation with various United States government agencies, including the FAA.

    The diverse Gulfstream customer base combined with wide geographic distribution requires an integrated marketing, communications and sales approach. The Company's marketing and communications program is designed to create general awareness of the Company, its products and services, while the sales approach is highly personalized and focused on the key decision makers, as well as flight departments and other managers within the customer's organization.

    In 1994, Gulfstream established an International Advisory Board of 16 prominent international business executives and senior statesmen to advise the Company on international activities in support of the Company's strategic initiatives to further penetrate the international markets.

    In early 1995, to strengthen its overall position in the market and effectively focus the resources of the Company on its customers, the Company created Gulfstream Aircraft Incorporated ("GAI") as a wholly owned subsidiary of the Company. GAI is responsible for all functions directly related to customers including: marketing, sales, completions, service and product support.

    The Company's marketing and communications program is a carefully integrated combination of business and trade advertising, direct mail, press coverage, trade shows and special events. These activities are specifically developed to create personal selling opportunities for the sales team and senior management with assistance from the Board of Directors and International Advisory Board.

    The Company has 22 sales executives located in: New York; New Jersey; Washington, D.C.; Atlanta, Georgia; Dallas, Texas; Los Angeles, California; Chicago, Illinois; Columbus, Ohio; Miami, Florida; Savannah, Georgia; London; Cairo; Singapore; Monaco; and Hong Kong. In the case of international operations, these executives are responsible for the Company's relationships with 31 international agents who facilitate business transactions in selected local markets. The Company's sales executives are compensated through a commission program which compliments the Company's overall strategic objectives of maintaining the current customer base and expanding market share. The program is based on annual orders and provides an additional incentive for capturing orders from new customers, as well as a reduction in potential compensation for orders lost to competitors.

    The Company pursues government and special mission business opportunities worldwide with a two person sales team located in Washington, D.C. These sales executives are specifically suited by their background and experience to deal with military and government customers. The Company's government relations function also involves two people with experience in regulatory, legislative and appropriations processes essential to the conduct of the Company's business with the United States government.

    The Company's export sales by geographical area and sales to major customers, are included on page 36 of Gulfstream's 1996 Annual Report, which information is incorporated herein by reference.

    COMPETITION

    The business aircraft market generally is divided into four segments (light, medium, large and ultra-long range) of aircraft either designed or converted for business use.

    The Gulfstream IV-SP competes in the large cabin business jet aircraft market segment, principally with Dassault Aviation S.A. (which recently announced that it will merge with Aerospatiale SA) and Bombardier. The Gulfstream V competes in the ultra-long range business jet aircraft market segment, primarily with the Global Express, which is being marketed by Canadair, a subsidiary of Bombardier, and which is scheduled for certification in the second quarter 1998. In addition, in July 1996, Boeing, in partnership with General Electric Co., publicly announced that it intends to begin to market a version of the Boeing 737 into the ultra-long range business jet aircraft market segment. Boeing has indicated that it expects that this aircraft could be available for delivery in late 1998 or 1999. The Company's competitors may have access to greater resources (including, in certain cases, governmental subsidies) than are available to the Company. The Company believes, however, that it competes favorably with its competitors on the basis of the performance characteristics of its aircraft, the quality, range and timeliness of the service it provides and its innovative marketing techniques, and that it has the leading market share in both the large cabin and ultra-long range business jet aircraft market segments. The Company believes its aircraft's operating costs are comparable to or lower than those of its competitors and that its products are competitively priced.

    RESEARCH AND DEVELOPMENT

    The Company conducts an internally funded research and development program primarily for the enhancement of the existing Gulfstream aircraft fleet and for the development of new aircraft. The Company's research and development expenditures are cyclical and tend to be relatively high several years prior to the introduction of a new aircraft model and to decrease significantly as that product cycle matures. All amounts expended on research and development are expensed as incurred.

    The Company's research and development program is based on product and process improvement to satisfy changing customer needs and changing regulatory requirements. The Company's research and development efforts have focused on improving operating efficiencies, performance, safety and reliability, reducing pilot workloads, realizing environmental benefits, reducing weight and improving ease of manufacture.

    The Company believes that its emphasis on technology and product improvements for aircraft in the Gulfstream fleet has provided and will continue to provide added value for the Gulfstream customer. For aircraft already produced and in service, aircraft changes, which incorporate product improvements, are generally made available for purchase by existing owners of Gulfstream aircraft.

    Information regarding the Company's research and development expenditures is contained on pages 21 and 22 of Gulfstream's 1996 Annual Report, which information is incorporated herein by reference.

    MATERIALS AND COMPONENTS

    Approximately 70% of the production costs of both the Gulfstream IV-SP and the Gulfstream V consist of purchased materials and equipment. Many materials and items of equipment used in the production of the Company's aircraft, such as the engines, wings, landing gear and avionics systems, are purchased from other manufacturers, generally pursuant to long-term purchase orders. For the Gulfstream V, the Company has entered into revenue sharing agreements for the wing and empennage. Under these agreements, the revenue share partner is responsible for the detailed design, tooling and manufacture of the systems in exchange for a fixed percentage of revenues of each Gulfstream V sold. As is typical among general aviation aircraft manufacturers, the Company relies on single source suppliers for complex aircraft components and systems. These single sources are selected based on overall aircraft systems requirements, quality and certification requirements and competitiveness in the market. The Company's major suppliers include Rolls-Royce Commercial Aero Engines Limited (Gulfstream IV-SP engines), BMW Rolls-Royce GmbH (Gulfstream V engines), Honeywell Incorporated (Gulfstream IV-SP and Gulfstream V flight management systems/avionics), The Aerostructures Corporation (Gulfstream IV-SP wing), Northrop Grumman Corporation (Gulfstream V wing revenue share partner and Gulfstream IV-SP nacelle supplier), Fokker Aviation B.V., a subsidiary of Stork B.V., (Gulfstream V empennage revenue share partner), The B.F. Goodrich Co. (Gulfstream IV-SP and Gulfstream V landing gears and air speed sensors), Sundstrand Corp. (Gulfstream V electrical system and actuators) and AlliedSignal, Inc. (Gulfstream IV-SP and Gulfstream V auxiliary power unit and environmental control systems and Gulfstream IV-SP electrical systems).

    Suppliers are selected on the basis of their ability to produce high quality systems and components at competitive prices on a timely basis. The Company has had continuing relationships with most of its major suppliers since the inception of the Gulfstream II program in 1966. Ongoing supplier relationships are dependent on cooperation, performance and the maintenance of competitive pricing. From time to time suppliers have been replaced as the quality of such suppliers' products declined or the costs associated therewith failed to remain competitive. While the Company's production activities have not been materially affected by the inability to obtain essential components, and while it maintains business interruption insurance in the event that such a disruption should occur, the failure of certain suppliers or subcontractors to meet the Company's performance specifications, quality standards or delivery schedules could adversely impact the Company's operations. In addition, the Company's ability to significantly increase its production rate could be limited by the ability of its key suppliers to increase their delivery rates; however, in the past, the Company's ability to maintain or increase production has not been significantly limited by suppliers' performance. In addition, under many of its supply contracts, the Company is permitted to increase or decrease the quantity of components or systems being ordered at no cost on six months notice.

    The Company has negotiated multi-year agreements with its major Gulfstream IV-SP and Gulfstream V suppliers. All of the agreements with the exception of the revenue share agreements, allow schedule flexibility and have no cost termination clauses at the Company's option, subject to certain conditions and prior notification periods. In general, the terms of these agreements provide for what is anticipated to be slightly deflationary pricing through 1999. The terms of the revenue share agreements with Northrop Grumman Corporation for the wing and Fokker Aviation B.V. for the empennage continue so long as the Company is manufacturing the Gulfstream V and prices are determined as a function of the sale price of the Gulfstream aircraft.


PAST AIRCRAFT PRODUCT OFFERINGS

    GULFSTREAM IV

    The Gulfstream IV, launched in 1983, has a range of 4,220 nautical miles and was the first truly intercontinental business jet aircraft. The Gulfstream IV was designed and built to incorporate the most current technologies in aerodynamics, propulsion, digital electronics and automated flight management systems and represented a significant technological advancement over the Gulfstream III and every other business jet aircraft available at the time. Like the Gulfstream IV-SP, the Gulfstream IV is equipped with twin Rolls-Royce Tay engines and an advanced avionics suite. The Gulfstream IV meets current FAA Stage 3 and ICAO Chapter 3 noise limits. The Company produced 213 Gulfstream IVs from 1985 through 1992, 99% of which remain in service today.

    GULFSTREAM III

    In December 1979, the Company introduced the Gulfstream III, a twin-engine fan-jet aircraft powered by two Rolls-Royce Spey engines with a cabin accommodating up to 19 passengers, a range of 3,600 nautical miles and a cruising speed of Mach .80. The Gulfstream III incorporated an advanced design utilizing NASA developed winglet technology to provide greater range and fuel efficiency than the Gulfstream II. When production ended in January 1987, 202 Gulfstream IIIs had been built, 99% of which remain in service today.

    GULFSTREAM II AND IIB

    In 1966, the Company introduced the Gulfstream II, which was the first business jet aircraft capable of carrying business passengers non-stop, coast-to-coast. The Gulfstream II is a twin-engine fan-jet aircraft powered by two Rolls-Royce Spey engines with a range of 2,400 nautical miles and a cruising speed of Mach .80. Beginning in 1981, the Company modified 43 Gulfstream IIs to Gulfstream IIBs by retrofitting customers' Gulfstream II aircraft with the Gulfstream III's advanced design wing which enhanced the range capability of the aircraft to 3,400 nautical miles at Mach .80. When production of the Gulfstream II ended in December 1979, 256 units had been produced, 95% of which remain in service. Several specially modified Gulfstream IIs are still used regularly to train NASA's space shuttle astronauts.

    GULFSTREAM I

    The Company's product line originated in 1958 with the introduction of the Gulfstream I, a large twin-engine turboprop powered aircraft built by Grumman which was the first aircraft of its size and type designed specifically for business use. The Gulfstream I is powered by Rolls-Royce Dart engines and has a range of more than 1,700 miles. When production of the Gulfstream I ended in 1966, 200 Gulfstream Is had been built, 72% of which remain in service today.

    REGULATION

    In order for an aircraft model to be manufactured for sale, the FAA must issue a Type Certificate and a Production Certificate for the aircraft model and, in order for an individual aircraft to be operated, an Airworthiness Certificate. Type Certificates are issued by the FAA when an aircraft model is determined to meet certain performance, environmental, safety and other technical criteria. The Production Certificate ensures that the aircraft is built to specifications approved under the Type Certificate. An Airworthiness Certificate is issued for a particular aircraft when it is certified to have been built in accordance with specifications approved under the Type Certificate for that particular model aircraft. Gulfstream has never had a Type Certificate or a Production Certificate suspended, nor had any jet aircraft grounded as the result of regulatory action.

    All of the Company's aircraft models comply with all currently applicable federal laws and regulations pertaining to aircraft noise and engine emissions. Due to their weight (under 75,000 pounds), all Gulfstream II, III, IV and IV-SP aircraft are currently exempt from the FAA Stage 3 noise requirements. Notwithstanding federal requirements, foreign and local jurisdictions and airport authorities may establish more stringent restrictions pertaining to aircraft noise. Such local and foreign regulations in several locations currently restrict the operation of certain jet aircraft, including the Gulfstream II, IIB and III and certain of their competitors from landing or taking off during late evening and early morning hours. Each of the Gulfstream IV, IV-SP and V aircraft produce noise levels below the FAA's Stage 3 and ICAO's Chapter 3 noise ceilings.

    EMPLOYEES

    At March 1, 1997, the Company employed approximately 5,200 persons, of whom approximately 3,750 were employed at the Company's Savannah, Georgia facility, 80 were employed at the Brunswick, Georgia facility, 630 were employed at the Bethany, Oklahoma facility, 420 were employed at the Long Beach, California facility and 320 were employed at the Mexicali, Mexico facility. None of the workers at the Savannah, Brunswick, Long Beach, or Mexicali facilities are unionized. On August 12, 1996, the Company entered into a new 5-year contract with the International Union of United Automobile, Aerospace & Agricultural Implement Workers of America, which represents certain of the Company's employees at its Bethany, Oklahoma plant. The Company considers its overall employee relations to be good.

    ENVIRONMENTAL

    The Company's operations, in common with those of the industry generally, are subject to various laws and regulations governing, among other things, the handling and disposal of solid and hazardous materials, wastewater discharges and the remediation of contamination associated with the use and disposal of hazardous substances. Because of the nature of its business, the Company has incurred, and will continue to incur, costs relating to compliance with such environmental laws. Although the Company believes that it is in substantial compliance with such environmental requirements, and has not in the past been required to incur material costs in connection therewith, there can be no assurance that the Company's costs to comply with such requirements will not increase in the future. Although the Company is unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, compliance with existing legislation and regulations has not had, and is not expected to have, a material adverse effect on its capital expenditures, results of operations, or competitive position.

    The Company's expenses for remedial environmental matters and capital outlays for environmental compliance was less than $1.0 million in 1996.

    The Company received in 1992, at its Long Beach facility, two inquiries from the U. S. Environmental Protection Agency (the "EPA") regarding (i) documentation errors subject to the Resource Conservation and Recovery Act, and (ii) possible shipments of hazardous wastes to two storage facilities whose operators are under EPA investigation pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The Company estimates that potential fines regarding these inquires, and a 1991 soil contamination inquiry at the Oklahoma facility, will not have a material adverse effect on the Company's results of operations.

    The Company has been named as a Potentially Responsible Party with respect to two cleanup sites, one operated by the Mountaineer Refinery and the other operated by Omega Chemical Company. Based on the Company's limited involvement with such sites, the Company believes that it will not incur material costs in respect of such cleanup sites.

    The Company is currently engaged in the monitoring and cleanup of certain groundwater at its Savannah facility under the oversight of the Georgia Department of Natural Resources. The principal expenses for the cleanup have been incurred. The Company believes other aspects of the Savannah facility, as well as other

Gulfstream properties, are being carefully monitored and are in substantial compliance with current federal, state and local environmental regulations.

    The Savannah facility has been in existence for 30 years. Like the Savannah facility, certain of the Company's other facilities have been in operation for a number of years and, over such time, these facilities have used substances or generated and disposed of wastes which are or may be considered hazardous. As a result, it is possible that the Company could become subject to additional environmental liabilities in the future in connection with these sites.

ITEM 2. PROPERTIES

    The Company's production and service facilities are located in Savannah and Brunswick, Georgia; Bethany, Oklahoma; Long Beach, California; and Mexicali, Mexico.

    The Savannah facility occupies approximately 1,450,000 square feet, including a new 200,000 square foot service center, and is the location of the Company's executive offices. Functions performed at the Savannah complex include Gulfstream IV-SP and Gulfstream V manufacturing, assembly and completion, product support, service, repair and overhaul of customer-owned Gulfstream aircraft and new product design, engineering and development. The Savannah completion center, occupying approximately 120,000 square feet, is adjacent to the aircraft production line and simultaneously accommodates completion of up to 10 Gulfstream IV-SP or 6 Gulfstream V aircraft. All of the land and buildings constituting the Savannah facility are owned by the Company.

    Any prolonged disruption in the use of the Savannah facility due to the destruction of or material damage to such facility, or other reasons, could have an adverse effect on the Company's operations. The Company maintains property and business interruption insurance to protect against any such disruption, but there can be no assurance that the proceeds of such insurance would be adequate to repair or rebuild its facilities in such event or to compensate the Company for losses incurred during the period of any such disruption.

    The Company leases approximately 51,500 square feet of hangar and adjacent office space in Brunswick, Georgia. The Brunswick facility is both a service center facility and completion facility and has the capacity for four aircraft. The lease term, which is renewable annually at Gulfstream's option, extends to May 1998.

    The Bethany facility occupies approximately 500,000 square feet, all of which are in buildings leased under leases expiring in 2007. At the Bethany facility, the Company manufactures over 17,000 different detail parts for the Gulfstream IV-SP and over 13,000 for the Gulfstream V.

    The 250,000 square foot Long Beach facility consists of a completion facility, which has capacity for 8 aircraft and a service center facility which has capacity for 10 aircraft. The Long Beach facility also has facilities for design and administrative functions. The Company owns the buildings and leases the land at the Long Beach facility; the lease expires in 2014. In 1996, the Company expanded its completion capacity at the Long Beach facility through the lease of an additional 22,000 square feet at an adjacent facility. In February 1997, the Company announced plans to expand further its Long Beach operations by constructing a 64,000 square foot, $8.5 million, state-of-the-art aircraft paint facility, expected to become operational in the fourth quarter 1997. This expansion is part of the Company's overall plan to double the 1996 annual production levels to approximately 60 Gulfstream V and Gulfstream IV-SP aircraft by 1999. See "--Liquidity and Capital Resources" included on page 22 of Gulfstream's 1996 Annual Report.

    The Company's Mexicali, Mexico plant occupies approximately 50,000 square feet of leased space under leases expiring in December 1998 and assembles electrical products, including wire harnesses, used in Gulfstream production, and performs repair and service operations, as well as other electrical subcontracting.

    During the last five fiscal years, the Company has invested approximately $76.5 million in capital improvements at its facilities. Such capital improvements are expected to enhance the Company's ability to build and service its aircraft.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a defendant in a lawsuit instituted on December 12, 1992 and pending in Oklahoma styled KMC Leasing, Inc. et al. v. Gulfstream Aerospace Corporation et al. (District Court, State of Oklahoma, Oklahoma County, Case No. CJ 92 10313). This action, which may be certified as a class action on behalf of twin-engine Commander aircraft owners, arises from claims relating to potential damage from corrosion and fatigue fractures on wing spars and requirements to inspect and possibly replace wing spars in those aircraft. While there are currently more than 2,500 twin engine Commander aircraft owners, the Company does not believe all of these owners would qualify as members of any such class. This product line was discontinued in 1985 and sold during 1989. This lawsuit is not an insured claim. Other than an allegation that the plaintiffs' damages exceed jurisdictional requirements, the plaintiffs have not specified a dollar value of the extent of their damages. The Company believes it has meritorious defenses to all these claims based upon the facts that underlie them. The Company does not expect the results in this action to have a material adverse effect on its financial condition or results of operations. Although there are other lawsuits pending involving the Company's discontinued light aircraft product lines, those claims are (i) covered by the General Aviation Revitalization Act of 1994, which is a federal statute of repose, (ii) the responsibility of the purchasers of those light aircraft product lines, or (iii) covered by the Company's product liability insurance. There are no accident or incident claims pending with respect to any Gulfstream jet aircraft.

    The Company maintains product liability insurance coverage of $250 million per occurrence and in the aggregate per year, subject to $10 million of self-insurance retention. Management believes this coverage is adequate. The Company has paid less than $100,000, other than claim expenses and insurance premiums, with respect to product liability occurrences taking place since January 1, 1991.

    The Company is involved in a tax audit by the Internal Revenue Service covering the years ended December 31, 1990 and 1991. The revenue agent's report includes several proposed adjustments involving the deductibility of certain compensation expense and items relating to the initial capitalization of the Company as well as the allocation of the purchase price in connection with the acquisition by the Company of the Gulfstream business, including the treatment of advance payments with respect to and the cost of aircraft that were in backlog at the time of the acquisition and the amortization of amounts allocated to intangible assets. The Company believes that the ultimate resolution of these issues will not have a material adverse effect on its financial statements because the financial statements already reflect what the Company currently believes is the expected loss of benefit arising from the resolution of these issues. However, because the revenue agent's report is proposing adjustments in amounts materially in excess of what the Company has reflected in its financial statements and because it may take several years to resolve the disputed matters, the ultimate extent of the Company's expected loss of benefit and liability with respect to these matters cannot be predicted with certainty and no assurance can be given that the Company's financial position or results of operations will not be adversely affected.

    The Company is also involved in other litigation, including product and general liability matters, and governmental proceedings arising in the ordinary course of its business, the ultimate disposition of which in the opinion of the Company's management, will not have a material adverse effect on the financial position or results of operations of the Company.

    See also--Item 1. Business "Environmental".

    FORWARD-LOOKING INFORMATION IS SUBJECT TO RISKS AND UNCERTAINTY

    Certain statements contained in this Form 10-K contain "forward-looking" information that involves risk and uncertainty, including, but not limited to, statements regarding expected future deliveries and expenditures. Actual future results and trends may differ materially depending on a variety of factors. For discussion of these factors, see Exhibit 99, Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, included as part of the Company's Form 10-Q filed for the quarterly period ended September 30, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 31, 1996.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below are the executive officers of each of the Company, its GAI subsidiary, and GFSC subsidiary as of the date hereof. The Company does not have a Chief Executive Officer, but operates principally through a five-member management committee (the "Management Committee") chaired by Theodore J. Forstmann and comprised of four other key executives who share responsibility for strategic decisions, management and oversight of the Company's operations. Each Management Committee member is also individually responsible for leadership of specific organizations within the Company, such as engineering and manufacturing, finance and information technology, sales and marketing and service. Officers serve at the discretion of the Board of Directors.

                        NAME                               AGE                  POSITION (S) WITH THE COMPANY
-----------------------------------------------------      ---      -----------------------------------------------------
Theodore J. Forstmann................................      57       Chairman of the Board and Director of the Company;
                                                                    Chairman of the Management Committee
Fred A. Breidenbach..................................      50       President, Chief Operating Officer, and Director of
                                                                    the Company; Management Committee member
Bryan T. Moss........................................      57       Vice Chairman of the Board and Director of the
                                                                    Company; Vice Chairman and Chief Executive Officer of
                                                                    GAI; Management Committee member
W.W. Boisture, Jr....................................      52       Executive Vice President and Director of the Company;
                                                                    President and Chief Operating Officer of GAI;
                                                                    Management Committee member
Chris A. Davis.......................................      46       Executive Vice President, Chief Financial Officer,
                                                                    Director and Secretary of the Company; Executive Vice
                                                                    President and Chief Financial Officer of GAI;
                                                                    President and Chief Operating Officer of GFSC;
                                                                    Management Committee member

    Theodore J. Forstmann has served as Chairman of the Board of the Company since November 1993. Mr. Forstmann has been a general partner of FLC Partnership, L.P. since he co-founded Forstmann Little in 1978. He is also a director of General Instrument Corporation ("General Instrument").

    Fred A. Breidenbach has served as President, Chief Operating Officer and a director of the Company since April 1993. Prior to joining the Company, he was Vice President and General Manager of General Electric Co.'s Electronics Systems Division from 1991 to 1993. He is the Chairman of the General Aviation Manufacturing Association , and also a director of the Aerospace Industries Association of America, Inc.

    Bryan T. Moss has served as Vice Chairman of the Company and Chief Executive Officer of GAI since March 1995. Prior to joining the Company, he was President of Bombardier Business Aircraft Division where he was responsible for the Challenger and Global Express business jet programs from 1989 to March 1995.

    W.W. Boisture, Jr. has served as Executive Vice President since February 1994 and as a director of the Company since February 1995. He is also President and Chief Operating Officer of GAI. Prior to joining the Company, he was President and Chief Executive Officer of British Aerospace Corporate Jets from October 1992 through 1993 where he was responsible for the "Hawker" business jet product line and its worldwide marketing, sales and support organization. From early 1990 to 1992, Mr. Boisture was Chairman, President and Chief Executive Officer of Butler Aviation, a nationwide aviation services company.

    Chris A. Davis has served as Executive Vice President and Chief Financial Officer of the Company since July 1993, Secretary of the Company since
August 1996 and as a director of the Company since March 1997. She is also President and Chief Operating Officer of GFSC. Prior to joining the Company, she was Chief Financial Officer for General Electric Co.'s Electronic Systems Division from 1990 to 1993.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION FOR COMMON STOCK

    Gulfstream Aerospace Corporation's common stock is traded principally on the New York Stock Exchange under the symbol GAC. The following table reflects the range of high and low selling prices of Gulfstream Aerospace Corporation's common stock since October 10, 1996, the first day the stock began trading. This information is based on selling prices as reported by the New York Stock Exchange.

                                               HIGH         LOW
                                               -----     ---------

    Fourth Quarter--1996.....................   $ 26      $ 20 3/4


HOLDERS

    At March 26, 1997, there were approximately 114 holders of record of its common stock and 74,035,328 shares outstanding.

DIVIDEND POLICY

    The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain all cash for use in the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the near future. In addition, the Company's existing bank credit agreement restricts the declaration or payment of cash dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following table summarizes certain selected financial data for each of the five years in the period ended December 31, 1996. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto, incorporated herein by reference.

                                                                                         Year Ended December 31,
                                                                   ------------------------------------------------------------
                                                                      1996          1995         1994        1993         1992
                                                                   ------------  ------------  ----------  -----------  -------
                                                                                (In Thousands, except per share data)
Statement of Operations Data:
Net revenues....................................                   $  1,063,713  $  1,041,514  $  901,638  $   887,113  $  900,419
                                                                   ------------  ------------  ----------  -----------  ----------
Costs and expenses:
    Cost of sales...............................                        839,254       835,547     710,554      737,361     724,554
    Selling and administrative expenses.........                         99,452        93,239      82,180       97,011      98,187
    Stock option and compensation expense.......                          7,186
    Research and development expense............                         58,118        63,098      57,438       47,990      36,295
    Amortization of intangibles and deferred
      charges...................................                          9,434         7,540       7,583       27,613      31,855
    Restructuring charge (1)....................                                                               203,911
                                                                   ------------  ------------  ----------  -----------  ----------
Total costs and expenses........................                      1,013,444       999,424     857,755    1,113,886     890,891
                                                                   ------------  ------------  ----------  -----------  ----------
                                                                   ------------  ------------  ----------  -----------  ----------
Income (loss) from operations...................                         50,269        42,090      43,883     (226,773)      9,528
    Interest income.............................                         14,605         5,508         367          486       2,135
    Interest expense............................                        (17,909)      (18,704)    (20,686)     (48,940)    (61,235)
                                                                   ------------  ------------  ----------  -----------  ----------
    Net income (loss)...........................                   $     46,965  $     28,894  $   23,564  $  (275,227) $  (49,572)
                                                                   ------------  ------------  ----------  -----------  ----------
                                                                   ------------  ------------  ----------  -----------  ----------
    Earnings Per Share:
    Net income per share (2)....................                   $        .60  $        .37
                                                                   ------------  ------------
                                                                   ------------  ------------
Weighted average common and common equivalent
  shares outstanding (2)........................                        78,535        78,535
                                                                   ------------  ------------
                                                                   ------------  ------------

------------------------

(1) The Company recorded a charge for a restructuring plan based upon the Company's reassessment of its business plan and its products from which it has realized improved operating efficiencies, reduced costs, and increased overall profitability.

(2) Net income per share is based on historical unadjusted net income divided by pro forma weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the Company's stock issuable upon exercise of common stock options determined using the treasury stock method. All common stock options granted by the Company prior to the Company's Offering and the shares issued in the Company's Offering have been included in the calculation of pro forma common and common equivalent shares outstanding as if they were outstanding for all periods presented.

                                                                                Year Ended December 31,
                                                           ----------------------------------------------------------------
                                                              1996           1995        1994        1993        1992
                                                           -----------    ----------  ----------  ----------    ----------
                                                                        (In Thousands, except operating data)
Balance Sheet Data (at end of period):................
    Working capital...................................  $   138,091       $  356,976  $  301,913  $  302,369    $  268,881
    Total assets......................................    1,313,215          981,253     745,761     799,470       945,433
    Total debt........................................      400,000 (1)      146,331     178,145     206,145(2)    670,258
    Total stockholders' equity (deficit)..............     (188,811) (1)     217,540     188,950     164,395       (26,700)
Operating Data:
    Depreciation and amortization.....................  $    26,910       $   23,094  $   24,151  $   47,866    $   52,374
Operating Data:
    Units delivered during period:
        Gulfstream IV/IV-SP...........................           24               26          22          26            25
        Gulfstream V..................................            3                0           0           0             0
                                                        -----------        ----------  ----------  ----------   ----------
        Total deliveries..............................           27               26          22          26            25
    Units ordered during period:
        Gulfstream IV/IV-SP...........................           44               30          25          26            26
        Gulfstream V..................................           21               12          16          17             8
                                                        -----------        ----------  ----------  ----------   ----------
        Total orders..................................           65               42          41          43            34
    Units in backlog at end of period:
        Gulfstream IV/IV-SP (3).......................           27                7           3           3             3
        Gulfstream V (4)..............................           67               50          40          24             8
                                                        -----------        ----------  ----------  ----------   ----------
        Total backlog (5).............................           94               57          43          27            11
Estimated backlog (in billions)(4)....................  $       3.1       $      1.9  $      1.5  $      0.9    $      0.4

------------------------

(1) Total stockholders' equity and total debt at December 31, 1996 gives effect to the Recapitalization and Offering which occurred during the fourth quarter 1996. See "--Liquidity and Capital Resources" on page 22 of the 1996 Annual Report.

(2) During November 1993, the Company converted $469 million of subordinated debentures (including accrued interest) to 7% Cumulative Preferred Stock in connection with the 1993 recapitalization.

(3) Net of 3 cancellations in each of 1994 and 1992, which generally relate to orders placed in prior years.

(4) Net of cancellations of 1, 2 and 1 in 1996, 1995, and 1993, respectively, which generally relate to orders placed in prior years.

(5) See "--Contractual Backlog" on page 24 of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information required by this Item is included in Management's Discussion and Analysis on pages 20 to 25 of Gulfstream's 1996 Annual Report, incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information required by this Item is included in the consolidated financial statements of the Company for the years ended December 31, 1996, 1995, and 1994, the notes to the consolidated financial statements, and the report of independent auditors thereon on pages 26 to 37 of the 1996 Annual Report, and in the Company's unaudited quarterly financial data for the years ended December 31, 1996, 1995, and 1994 on page 25 of Gulfstream's 1996 Annual Report, incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None in 1996.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item concerning directors of the Company is included in the 1997 Proxy Statement in the section captioned "Election of Directors," and such information is incorporated herein by reference. Information required by this Item concerning the executive officers of the Company is included in Part I, pages 15 through 16 of this Annual Report on Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the 1997 Proxy Statement in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance," and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item is included in the 1997 Proxy Statement in the section captioned "Further Information Concerning the Board of the Directors and Committees--Compensation Committee Interlocks and Insider Participation" and "--Director Compensation" and in the section captioned "Compensation of Executive Officers" (other than the subsection thereof captioned "Committee Reports on Executive Compensation" and "Performance Graph"), and such information (other than the subsections thereof captioned "Committee Reports on Executive Compensation" and "Performance Graph") is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item is included in the 1997 Proxy Statement in the section captioned "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item is included in the 1997 Proxy Statement in the section captioned "Certain Transactions," and such information is incorporated herein by reference. See also, Note 11 to the consolidated financial statements on page 36 of Gulfstream's 1996 Annual Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                               1996
                                                                                              Form 10-K    Annual Report
                                                                                               (Page)         (Page)
                                                                                             -----------  ---------------

(a)        Financial Statements

             Consolidated Balance Sheets at December 31, 1996
               and December 31, 1995.......................................................                     26

             For the years ended December 31, 1996, 1995,
               and 1994:

             Consolidated Statements of Income.............................................                     27

             Consolidated Statements of Stockholders' Equity...............................                     28

             Consolidated Statements of Cash Flows.........................................                     29

             Notes to Consolidated Financial Statements....................................                    30-36
             Independent Auditors' Report for the years ended
               December 31, 1996, 1995, and 1994                                                                37

           Financial Statement Schedules
                    Independent Auditors' Report...........................................      23
             I.     Condensed financial information........................................     24-25
             II.    Valuation and qualifying accounts......................................      26

    All other schedules have been omitted because they are not applicable, not required or the information required is included in the consolidated financial statements or notes thereof.

Exhibits

    The exhibits are listed in the accompanying Index to Exhibits on pages 30 to 32.

(b) Reports on Form 8-K

    None.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Gulfstream Aerospace Corporation:

We have audited the consolidated balance sheets of Gulfstream Aerospace Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity, and cash flows for the three years in the period ended December 31, 1996, and have issued our report thereon dated January 31, 1997; such financial statements and report are included in the Company's 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 14 of Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
January 31, 1997

                        GULFSTREAM AEROSPACE CORPORATION
                             (PARENT COMPANY ONLY)

                   SCHEDULE I--CONDENSED FINANCIAL INFORMATION

                                 BALANCE SHEETS

                        As of December 31, 1996 and 1995
                   (In thousands, except for share amounts)

                                     ASSETS

                                                                           1996        1995
                                                                        ----------  ----------
Investment in subsidiary                                                $  (87,393) $  219,234)
                                                                        ----------  ----------
Total Assets                                                               (87,393)    219,234
                                                                        ----------  ----------
                                                                        ----------  ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           1996       1995
                                                                       -----------  ----------
Payable to subsidiary                                                  $   1,418    $   1,694
Note Payable to subsidiary                                               100,000           --
                                                                        ---------  ----------
Total liabilities                                                        101,418        1,694
                                                                        ---------  ----------
Stockholders' equity:
Preferred stock; Series A, 7%
  Cumulative; $.01 par value;
  20,000,000 shares authorized; no
  shares outstanding in 1996 and
  100 shares issued in 1995                                                 --       468,938
Common stock; $.01 par value;                                                859         523
300,000,000 shares authorized;
  85,890,212 shares issued in 1996
  and 77,362,516 shares issued in
  1995
  Additional paid-in capital                                             333,686     210,631
Accumulated deficit                                                     (468,971)   (410,613)
Minimum pension liability                                                 (1,464)     (1,450)
Unamortized stock plan expense                                            (2,432)          0
Less: Treasury stock: 11,978,439 shares
in 1996 and 1995                                                         (50,489)    (50,489)
                                                                       ---------   ---------
Total stockholders' equity                                              (188,811)    217,540
                                                                       ---------   ---------
Total Liabilities and
  Stockholders' Equity                                                  $(87,393)   $219,234
                                                                        ---------  ---------
                                                                        ---------  ---------

------------------------

Notes:

(1) The Company accounts for its investment in its subsidiary using the equity method of accounting.

(2) The Company received cash dividends of approximately $355.0 million from its subsidiary in satisfaction of intercompany balances.

See notes to consolidated financial statements included in the 1996 Annual Report, incorporated herein by reference.

                        GULFSTREAM AEROSPACE CORPORATION
                             (PARENT COMPANY ONLY)

                  SCHEDULE I--CONDENSED FINANCIAL INFORMATION

                              STATEMENTS OF INCOME

                                 (In thousands)

                                   Year Ended December 31,
                                -------------------------------
                                   1996       1995       1994
                                ---------  ---------  ---------
Interest expense                $  (1,418) $      --  $      --
Net income of subsidiary           48,383     28,894     23,564
                                ---------  ---------  ---------
Net income                      $  46,965  $  28,894  $  23,564
                                ---------  ---------  ---------
                                ---------  ---------  ---------

    Statements of cash flows are not presented since the Company had no cash flows from operations.






    See notes to consolidated financial statements included in the 1996 Annual Report, incorporated herein by reference.

                        GULFSTREAM AEROSPACE CORPORATION

           SCHEDULE II--CONDENSED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 1994, 1995, AND 1996

                                  (In thousands)

                                                                 Balance at    Charged to                       Balance
                                                                  beginning     costs and                      at end of
Description                                                       of period     expenses     Deductions (1)     Period
---------------------------------------------------------------  -----------  -------------  ---------------  -----------
Allowance for Doubtful Accounts:
Year ended December 31, 1994...................................   $   1,152     $     286       $     126      $   1,312
Year ended December 31, 1995...................................       1,312         2,506             381          3,437
Year ended December 31, 1996...................................   $   3,437     $     344       $     538      $   3,243

------------------------

(1) Deductions from the allowance for doubtful accounts represent the write-off of uncollectible accounts.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GULFSTREAM AEROSPACE CORPORATION

                                BY:              /s/ Chris A. Davis
                                     -----------------------------------------
                                                Chris A. Davis
                                            Executive Vice President,
                                       Chief Financial Officer and Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                        Title                    Date
------------------------------  ---------------------------  -------------------

/s/ Theodore J. Forstmann         Chairman of the Board;
------------------------------    Director                     March 28, 1997
    Theodore J. Forstmann

/s/ Fred A. Breidenbach           President and Chief
------------------------------    Operating Officer;           March 28, 1997
    Fred A. Breidenbach           Director

                                  Executive Vice President,
                                  Chief Financial Officer
/s/ Chris A. Davis                and Secretary; Director
------------------------------    (Principal Financial         March 28, 1997
    Chris A. Davis                Officer and Principal
                                  Accounting Officer)
/s/ William R. Acquavella
------------------------------    Director                     March 28, 1997
    William R. Acquavella

/s/ Robert Anderson
------------------------------    Director                     March 28, 1997
    Robert Anderson

/s/ Charlotte L. Beers
------------------------------    Director                     March 28, 1997
    Charlotte L. Beers

          Signature             Title                              Date
------------------------------  -----------------------        -----------------

/s/ Thomas D. Bell, Jr.
------------------------------  Director                       March 28, 1997
    Thomas D. Bell, Jr.

/s/ W. W. Boisture, Jr.         Executive Vice President;
------------------------------  Director                        March 28, 1997
    W. W. Boisture, Jr.

/s/ Lynn Forester
------------------------------   Director                       March 28, 1997
    Lynn Forester

/s/ Nicholas C. Forstmann
------------------------------   Director                       March 28, 1997
    Nicholas C. Forstmann

/s/ Sandra J. Horbach
------------------------------   Director                       March 28, 1997
    Sandra J. Horbach

/s/ Drew Lewis
------------------------------   Director                       March 28, 1997
    Drew Lewis

/s/ Bryan T. Moss                Vice Chairman of the Board;
------------------------------   Director                       March 28, 1997
    Bryan T. Moss


------------------------------   Director
    Michael S. Ovitz

/s/ Allen E. Paulson
------------------------------   Director                       March 28, 1997
    Allen E. Paulson

/s/ Roger S. Penske
------------------------------   Director                       March 28, 1997
    Roger S. Penske

/s/ Colin L. Powell
------------------------------   Director                       March 28, 1997
    Colin L. Powell

/s/ Gerard R. Roche
------------------------------   Director                       March 28, 1997
    Gerard R. Roche

          Signature             Title                                Date
------------------------------  -------------------------     ------------------

/s/ Donald H. Rumsfeld
------------------------------  Director                      March 28, 1997
    Donald H. Rumsfeld

/s/ George P. Shultz
------------------------------  Director                      March 28, 1997
    George P. Shultz

/s/ Robert S. Strauss
------------------------------  Director                      March 28, 1997
    Robert S. Strauss

                        GULFSTREAM AEROSPACE CORPORATION
                               INDEX TO EXHIBITS
                        --------------------------------


   Exhibit                                                  Description
-----------  ---------------------------------------------------------------------------------------------------------

       2.1   Stock Purchase Agreement, dated as of February 12, 1990, between Electrospace Holdings, Inc. and GA
                   Acquisition Corp. (Incorporated herein by reference to Exhibit 2.1 of Registrant's Registration Statement
                   on Form S-1, No. 333-09897.)

       3.1   Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 of
                   Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

       3.2   Restated By-Laws of the Company. (Incorporated herein by reference to Exhibit 3.2 of Registrant's
                   Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

       4.1   Specimen Form of Company's Common Stock Certificate. (Incorporated herein by reference to Exhibit 4.1 of
                   Registrant's Registration Statement on Form S-1, No. 333-09897.)

      10.1   Gulfstream Aerospace Corporation Pension Plan, amended and restated January 1, 1989, as amended ("GAC
                   Pension Plan"). (Incorporated herein by reference to Exhibit 10.1 of Registrant's Registration Statement
                   on Form S-1, No. 333-09897.)A

      10.2   First Amendment to GAC Pension Plan, dated December 10, 1996.A*

      10.3   Gulfstream Aerospace Corporation Supplemental Executive Retirement Plan, effective as of April 1, 1991.
                   (Incorporated herein by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-1, No.
                   333-09897.)A

      10.4   Gulfstream Aerospace Corporation November 1, 1991 Supplemental Executive Retirement Plan. (Incorporated
                   herein by reference to Exhibit 10.3 of Registrant's Registration Statement on Form S-1, No. 333-09897.)A

      10.5   Form of Indemnification Agreement between the Company and its directors and executive officers.
                   (Incorporated herein by reference to Exhibit 10.4 of Registrant's Registration Statement on Form S-1, No.
                   333-09897.)

      10.6   Form of Outside Director Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.5 of
                   Registrant's Registration Statement on Form S-1, No. 333-09897.)A

      10.7   Form of Outside Director Stockholder's Agreement. (Incorporated herein by reference to Exhibit 10.6 of
                   Registrant's Registration Statement on Form S-1, No. 333-09897.)A

      10.8   Gulfstream Aerospace Corporation Stock Option Plan. (Incorporated herein by reference to Exhibit 10.7 of
                   Registrant's Registration Statement on Form S-1, No. 333-09897.)A

      10.9   Form of Employee Stock Option Agreement. A*

     10.10   Form of Employee Stockholder's Agreement. A*

     10.11   Lease Agreement, dated as of January 1, 1988, between Oklahoma City Airport Trust and Gulfstream
                   Aerospace Corporation. (Incorporated herein by reference to Exhibit 10.11 of Registrant's Registration
                   Statement on Form S-1, No. 333-09897.)

                                        30


   Exhibit                                                  Description
-----------  ---------------------------------------------------------------------------------------------------------

     10.12   Lease Agreement, dated as of March 14, 1989, between City of Long Beach and 7701 Woodley
                   Avenue Corporation d/b/a Gulfstream Aerospace. (Incorporated herein by reference to Exhibit 10.12 of
                   Registrant's Registration Statement on Form S-1, No. 333-09897.)

     10.13   Form of Lease Agreements, dated January 1, 1994 between Immuebles El Vigia, S.A., and Interiores Aeros,
                   S.A. De C.V. (Incorporated herein by reference to Exhibit 10.13 of Registrant's Registration Statement on
                   Form S-1, No. 333-09897.)

     10.14   Lease Agreement, dated May 1, 1996, between Immuebles El Vigia, S.A., and Interiores Aeros, S.A. De C.V.
                   (Incorporated herein by reference to Exhibit 10.14 of Registrant's Registration Statement on Form S-1,
                   No. 333-09897.)

     10.15   Sublease Agreement, dated June 1, 1992, between Brunswick and Glynn County Development Authority and
                   Gulfstream Aerospace Corporation. (Incorporated herein by reference to Exhibit 10.15 of Registrant's
                   Registration Statement on Form S-1, No. 333-09897.)

     10.16   Credit Agreement, dated as of October 16, 1996, among Gulfstream Delaware Corporation, The Chase
                   Manhattan Bank, and the banks and other financial institutions parties thereto (including guaranty and pledge agreement). (Incorporated herein by reference to Exhibit 10.1 of Registrant's Quarterly Report on
                   Form 10-Q for the quarter ended September 30, 1996.)

     10.17   Registration Rights Agreement, among Gulfstream Aerospace Corporation, Gulfstream Delaware Corporation,
                   Gulfstream Partners, Gulfstream Partners II, L.P., and MBO-IV. (Incorporated herein by reference to
                   Exhibit 10.17 of Registrant's Registration Statement on Form S-1, No. 333-09897.)

     10.18   Repurchase Agreement, dated as of May 15, 1996, between Gulfstream Aerospace Corporation and MBO-IV.
                   (Incorporated herein by reference to Exhibit 10.18 of Registrant's Registration Statement on Form S-1,
                   No. 333-09897.)

     10.19   Repurchase Agreement, dated as of August 8, 1996, between Gulfstream Aerospace Corporation and MBO-IV.
                   (Incorporated herein by reference to Exhibit 10.19 of Registrant's Registration Statement on Form S-1,
                   No. 333-09897.)

     10.20   Amendment No. 1 to Sublease Agreement, dated May 23, 1996, by and between Brunswick and Glynn County
                   Development Authority and Gulfstream Aerospace Corporation. (Incorporated herein by reference to Exhibit
                   10.20 of Registrant's Registration Statement on Form S-1, No. 333-09897.)

     10.21   Amendment No. 2 to Sublease Agreement, dated May 25, 1996, by and between Brunswick and Glynn County
                   Development Authority and Gulfstream Aerospace Corporation. (Incorporated herein by reference to Exhibit
                   10.21 of Registrant's Registration Statement on Form S-1, No. 333-09897.)

     10.22   Agreement, effective August 9, 1996, between Gulfstream Aerospace Technologies and the International
                   Union, United Automobile, Aerospace and Agricultural Implement Workers of America Local #2130.
                   (Incorporated herein by reference to Exhibit 10.22 of Registrant's Registration Statement on Form S-1,
                   No. 333-09897.)

     10.23   Lease Agreement, dated as of August 27, 1996, between Long Beach Million Air, Inc. and Gulfstream
                   Aerospace Corporation. (Incorporated herein by reference to Exhibit 10.23 of Registrant's Registration
                   Statement on Form S-1, No. 333-09897.)

      11.1   Computation of Earnings per Common Share. *

                                     31

   Exhibit                                                  Description
-----------  ---------------------------------------------------------------------------------------------------------

      13.1   Annual Report to Stockholders for fiscal year ended December 31, 1996. (The 1996 Annual Report, except for those portions thereof which are expressly incorporated by references in this
                   Annual Report on Form 10-K, is being furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.) *

      21.1   Subsidiaries of the Company (Incorporated herein by reference to Exhibit 21.1 of Registrant's
                   Registration Statement on Form S-1, No. 333-09827.)

      27.1   Financial Data Schedule. *

      99.1   Cautionary Statement for Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation
                   Reform Act of 1995. (Incorporated herein by reference to Exhibit 99.1 of Registrant's Quarterly Report on
                   Form 10-Q for the quarter ended September 30, 1996.)

------------------------

A  Management contract or compensatory plan.

*   Filed herewith.