Form 10-Q
period 1997-03-31
GULFSTREAM AEROSPACE CORP
filed 1997-05-08
CIK 715355

=================================================================
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                         ---------------


                            FORM 10-Q



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                         ---------------


                   COMMISSION FILE NO. 1-8461


                         ---------------


                GULFSTREAM AEROSPACE CORPORATION
                         P. O. Box 2206
                       500 Gulfstream Road
                  Savannah, Georgia  31402-2206
                   Telephone:  (912) 965-3000
                State of incorporation:  Delaware
             IRS identification number:  13-3554834


                         ---------------







  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  As of May 6, 1997, there were 74,075,240 shares of Gulfstream
Aerospace Corporation Common Stock outstanding.
=================================================================

        GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES



                              INDEX



                 PART I.  FINANCIAL INFORMATION



                                                     PAGE
                                                      NO.
                                                     ----

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:



          Consolidated Balance Sheets
	   March 31, 1997 and December 31,
	   1996....................................    3

          Consolidated Statements of Income
           Three months ended March 31, 1997
           and 1996................................    4

          Consolidated Statement of Stockholders'
           Equity
	   Three months ended March 31, 1997.......    5

          Consolidated Statements of Cash Flows
           Three months ended March 31, 1997 and
           1996....................................    6

          Notes to Consolidated Financial
           Statements..............................   7-8



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS                                9-11


                   PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.........................    12


ITEM 2. CHANGES IN SECURITIES.....................    12


ITEM 3. DEFAULTS UPON SENIOR SECURITIES...........    12


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS........................    12


ITEM 5. OTHER INFORMATION.........................    12


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........    13


        SIGNATURE.................................    13



        GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)
                           (Unaudited)


                                           MARCH 31,       DECEMBER 31,
					     1997             1996
                                           ---------       -----------
ASSETS
Cash and cash equivalents                   $  200,510     $  233,172
Accounts receivable (less allowance for
doubtful accounts:  $1,648 and $3,243)         125,034        137,342
Inventories                                    629,505        655,237
Prepaids and other assets                        9,147          7,915
                                            ----------     ----------
  Total current assets                         964,196      1,033,666

Property and equipment, net                    124,317        126,503
Tooling                                         46,277         47,677
Goodwill, net of accumulated amortization:
$7,591 and $7,322                               35,530         35,799
Other intangible assets, net                    54,289         55,556
Other assets and deferred charges               13,842         14,014
                                            ----------     ----------
Total Assets                                $1,238,451     $1,313,215
                                            ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt           $   38,750     $   20,000
Accounts payable                               127,660        129,410
Accrued liabilities                             90,776        111,243
Customer deposits--current portion             540,047        634,922
                                            ----------     ----------
  Total current liabilities                    797,233        895,575
Long-term debt                                 361,250        380,000
Accrued postretirement benefit cost            110,504        108,705
Customer deposits--long-term                   108,664        109,037
Other long-term liabilities                      8,552          8,709
Commitments and contingencies
Stockholders' equity
  Common stock; $.01 par value; 300,000,000
  shares authorized; 86,013,767 shares
  issued in 1997 and 85,890,212 shares
  issued in 1996                                   860            859
Additional paid-in capital                     334,192        333,686
Accumulated deficit                           (428,941)      (468,971)
Minimum pension liability                       (1,464)        (1,464)
Unamortized stock plan expense                  (1,910)        (2,432)
Less:  Treasury stock:  11,978,439 shares
in 1997 and 1996                               (50,489)       (50,489)
                                            ----------     -----------
Total stockholders' equity                    (147,752)      (188,811)
                                            ----------     -----------
Total Liabilities and Stockholders'
   Equity                                   $1,238,451      $1,313,215
                                            ==========     ===========


        See notes to consolidated financial statements

        GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME
              (In thousands, except per share data)
                           (Unaudited)



                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                             ---------------------
                                               1997        1996
                                             ---------   ---------
Net revenues                                $375,626     $215,063
Cost and expenses
  Cost of sales                              305,152      168,272
  Selling and administrative                  22,615       22,444
  Stock option compensation expense              522          122
  Research and development                    (1,520)      16,026
  Amortization of intangibles and deferred
    charges                                    1,820        1,882
                                            ---------    --------
    Total costs and expenses                $328,589     $208,746
                                            ---------    --------
      Income from operations                  47,037        6,317
Interest income                                3,123        3,475
Interest expense                              (8,130)      (3,715)
                                            ---------    --------
Income before income taxes                    42,030        6,077
  Provision for income taxes                   2,000            -
                                            ---------    --------
      Net Income                            $ 40,030     $  6,077
                                            =========    ========

Earnings Per Share:
  Net income per share                      $    .51     $    .08
                                            =========    ========
Weighted average common and common
  equivalent shares outstanding               78,557       78,535
                                            =========    ========

        See notes to consolidated financial statements


                GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)


                              Additional               Minimum   Unamortized                Total
                      Common   Paid-In    Accumulated  Pension   Stock Plan  Treasury   Stockholders'
                      Stock    Capital      Deficit   Liability    Expense     Stock       Equity
                      --------------------------------------------------------------------------------

BALANCE AS OF
  DECEMBER 31, 1996   $859    $333,686    $(468,971)  $(1,464)   $(2,432)    $(50,489)  $(188,811)

Net income                                   40,030                                        40,030
Amortization of stock
 plan expense                                                        522                      522
Exercise of common
 stock options           1         506                                                        507
                      --------------------------------------------------------------------------------

BALANCE AS OF MARCH
 31, 1997             $860    $334,192    $(428,941)  $(1,464)   $(1,910)    $(50,489)  $(147,752)
                      ================================================================================



See notes to consolidated financial statements

        GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                           --------------------
                                             1997        1996
                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                 $ 40,030    $  6,077
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization		      7,832       6,139
 Postretirement benefit cost                  1,799       1,798
 Provision for loss on pre-owned aircraft                   350
 Non-cash stock option compensation
  expense                                       522         122
 Other, net                                  (1,595)        123
 Change in assets and liabilities:
  Accounts receivable                        13,903       5,009
  Inventories                                25,732     (79,575)
  Prepaids, other assets, and deferred
   charges                                   (1,343)       (176)
  Accounts payable and accrued
   liabilities                              (22,217)        157
  Customer deposits                         (95,248)    112,990
  Other long-term liabilities                  (157)        997
					   --------	-------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                 (30,742)     54,011

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property and equipment      (2,267)     (4,543)
Dispositions of property and equipment                       22
Expenditures for tooling                       (160)       (356)
                                           --------    --------
NET CASH USED IN INVESTING ACTIVITIES        (2,427)     (4,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options         507
Principal payments on long-term debt                    (13,266)
                                           --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                     507     (13,266)
                                           --------    --------
Increase (decrease) in cash and cash
 equivalents                                (32,662)     35,868
Cash and cash equivalents, beginning of
 period                                     233,172     223,312
                                           --------    --------
Cash and cash equivalents, end of period   $200,510    $259,180
                                           ========    ========

         See notes to consolidated financial statements

        GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. The operating results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's 1996 Annual Report to Stockholders.

NOTE 2.   NET INCOME PER SHARE

   Net income per share is based on net income divided by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the Company's stock issuable upon exercise of common stock options determined using the treasury stock method. For the 1996 period, net income per share is calculated based on historical net income and assuming the Company's initial public offering and related transactions that occurred during October 1996 and the issuance of stock options in 1996 had occurred as of the beginning of the reporting period.

NOTE 3.   INVENTORIES

   Inventories consisted of the following at:

                                         March 31,    December 31,
                                           1997           1996
                                         ---------    ------------
                                               (In thousands)
Work in process                          $349,827       $355,198
Raw materials                             101,597        108,041
Vendor progress payments                   89,909        104,318
Pre-owned aircraft                         88,172         87,680
                                         --------       --------
                                         $629,505       $655,237
                                         ========       ========

NOTE 4.   COMMITMENTS AND CONTINGENCIES

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

        GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

   The Company is involved in a tax audit by the Internal Revenue Service covering the years ended December 31, 1991 and 1990. The revenue agent's report includes several proposed adjustments involving the deductibility of certain compensation expense, items relating to the initial capitalization of the Company, the allocation of the original purchase price for the acquisition by the Company of the Gulfstream business, including the treatment of advance payments with respect to and the cost of aircraft that were in backlog at the time of the acquisition, and the amortization of amounts allocated to intangible assets. The Company believes that the ultimate resolution of these issues will not have a material adverse effect on its financial statements because the financial statements already reflect what the Company currently believes is the expected loss of benefit arising from the resolution of these issues.

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

NOTE 5.   NEW ACCOUNTING STANDARD

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which will be effective for the Company's 1997 annual financial statements. SFAS No. 128 simplifies the standards for computing earnings per share (EPS) information and makes the computation comparable to international EPS standards. SFAS No. 128 replaces the presentation of "primary" (and when required "fully diluted") EPS with a presentation of "basic" and "diluted" EPS. Pro forma amounts under the provisions of SFAS No. 128 for the three months ended March 31, 1997 and 1996 would have been $0.54 and $0.08 for basic EPS and $0.51 and $0.08 for diluted EPS, respectively.

NOTE 6.   INCOME TAXES

   The Company recorded a provision for alternative minimum taxes of approximately $2.0 million for the first quarter of 1997, and no provision for income taxes for the first quarter of 1996, principally as a result of the utilization of net operating loss carryforwards. The Company had available at March 31, 1997 net operating loss carryforwards for regular federal income tax purposes of approximately $188 million, which will begin expiring in 2006.


              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion should be read in conjunction with the Notes to Consolidated Financial Statements beginning on page 7 and with Management's Discussion and Analysis of Financial
Condition and Results of Operations (MD&A) and the audited consolidated financial statements and notes to consolidated financial statements appearing in the Company's 1996 Annual
Report to Stockholders.

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH
31, 1997 AND 1996

   NET REVENUES. Total net revenues increased by $160.5 million, or 74.6%, to $375.6 million in the first quarter of 1997 from $215.1 million in the first quarter of 1996. The significant increase resulted primarily from the delivery of 11 aircraft, five Gulfstream IV-SPs and six Gulfstream Vs, as compared with five aircraft, all Gulfstream IV-SPs, in the first quarter of 1996. Offsetting this increase was a decrease of $19.1 million from the sale of pre-owned aircraft resulting from a reduced number of trade-ins requiring resales.

   COST OF SALES. Total cost of sales increased $136.9 million, or 81.3%, to $305.2 million in the first quarter of 1997 from $168.3 million in the first quarter of 1996. The increase was a result of the higher number of aircraft deliveries discussed above, partially offset by two fewer pre-owned aircraft deliveries. Excluding pre-owned aircraft, which generally are sold at break-even levels, the gross profit percentage for the first quarter of 1997 was 20.0% compared to 25.6% for the first quarter of 1996. This decline is primarily attributable to higher costs associated with the early stages of the learning curve on Gulfstream V aircraft. The Company expects the margin on the Gulfstream V to approach that of the Gulfstream IV-SP over the next 24 months.

   SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense of $22.6 million in the first quarter of 1997 was relatively unchanged compared to $22.4 million in the first quarter of 1996 but as a percentage of net revenues, decreased to 6.0% in the first quarter of 1997 from 10.4% in the first quarter
1996 due to the higher level of revenues.

   RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $(1.5) million in the first quarter of 1997, as compared to $16.0 million in the first quarter of 1996. Research and development expense for 1997 is net of a $10.0 million credit for launch assistance funds received from vendors participating in the development of the Gulfstream V. Substantially all research and development expenditures were associated with the Gulfstream V development program, which was substantially completed at the end of 1996.

   INTEREST INCOME AND EXPENSE. Interest income decreased by $0.4 million to $3.1 million in the first quarter of 1997 from $3.5 million in the first quarter of 1996 as a result of lower average cash balances the Company had invested during 1997 compared to the same period of 1996. Interest expense increased by $4.4 million to $8.1 million for the first quarter of 1997. This increase was due to the increase in average borrowings resulting from the Company's new credit facilities.

   PROVISION FOR INCOME TAXES. The Company recorded a provision for alternative minimum taxes of approximately $2.0 million for the first quarter of 1997, and no provision for income taxes for the first quarter of 1996, principally as a result of the utilization of net operating loss carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

   The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on long-term debt. During the three months ended March 31, 1997, the Company relied on its available cash balances to fund these needs. The Company had cash and cash equivalents totaling $200.5 million at March 31, 1997 and available borrowings of $200.0 million under a revolving credit facility.

   During the first quarter of 1997, the Company used $30.7 million of cash to fund operating activities compared with the first quarter of 1996 when the Company generated $54.0 million in cash from operations. This difference is primarily attributable to the timing of progress payments on aircraft in backlog for the comparable accounting periods. A partially offsetting factor was the decline in inventories in the first quarter of 1997 as a result of Gulfstream V deliveries versus the temporary build up in inventory associated with Gulfstream V production experienced during the same period in 1996.

   During the first quarter of 1997, additions to property and equipment were $2.3 million. As a result of continued strong demand for its products, and the Company's objective to make deliveries sooner to its new aircraft customers, Gulfstream announced, during the fourth quarter of 1996, plans to increase its annual production rate to approximately 60 aircraft by 1999, a twofold increase over its 1996 annual production rate. As a result, in 1997 and 1998, the Company's capital expenditures are expected to increase by a total of $25 to $35 million above previously planned annual levels of approximately $15 million to meet the requirements of the increased production capacity. The Company continually monitors its capital spending in relation to current and anticipated business needs. As circumstances dictate, facilities are added, consolidated or modernized.

   At March 31, 1997, borrowings under the Company's credit facilities were $400 million. Scheduled repayments under the term facility are $20.0 million in 1997, $75.0 million in each of the years 1998 through 2001, and $80.0 million in 2002. The Credit Agreement contains customary affirmative and negative covenants including restrictions on the ability of the Company and its subsidiaries to pay cash dividends, as well as financial covenants under which the Company must operate. At March 31, 1997, the Company was in compliance with the covenants of its existing credit agreement.

   In connection with orders for 26 Gulfstream V aircraft in the backlog, the Company has offered customers trade-in options (which may or may not be exercised) under which the Company will accept trade-in aircraft, primarily Gulfstream IVs and Gulfstream IV-SPs, at a guaranteed minimum trade-in price. In light of the current market for pre-owned Gulfstream aircraft, management believes that the fair market value of such aircraft exceeds the specified trade-in values. As such, Gulfstream does not believe the existence of such commitments will have a material adverse effect on its results of operations, cash flow or financial position.

   On October 10, 1996, the Company reached an agreement in principle with the Pension Benefit Guaranty Corporation (the "PBGC") concerning funding of the Company's defined benefit pension plans. Pursuant to this agreement, the Company contributed an additional $20 million in 1996, $6.3 million in the first quarter of 1997, and has agreed to contribute a total of $25 million annually from 1997 through 2000 to its pension plans, which payments are expected to result in such plans being fully funded. The payments to be made under this agreement were already part of the Company's overall financial planning, and therefore, are not expected to have a material effect on the Company's financial statements.

   The Company's principal source of liquidity both on a short-term and long-term basis is cash flow provided by operations, including customer progress payments and deposits on new aircraft orders. Occasionally, however, the Company may borrow against the credit agreement to supplement cash flow from operations.
The Company believes that based upon its analysis of its consolidated financial position, its cash flow during the past 12 months and the expected results of operations in the future, operating cash flow and available borrowings under the credit agreement will be adequate to fund operations, capital expenditures and debt service for at least the next 12 months. The Company intends to repay its remaining indebtedness primarily with cash flow from operations. There can be no assurance, however, that future industry specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

CONTRACTUAL BACKLOG

   At March 31, 1997, Gulfstream had a firm contract backlog of approximately $3.3 billion of revenues, representing a total of 104 aircraft. The Company includes an order in backlog only if the Company has entered into a purchase contract (with no contingencies) with the customer and has received a significant (generally non-refundable) deposit from the customer.

   The Company continually monitors the condition of its backlog and believes, based on the nature of its customers and its historical experience, that there will not be a significant number of cancellations. However, to the extent that there is a lengthy period of time between a customer's aircraft order and its delivery date, there may be increased uncertainty as to changes in business and economic conditions which may affect customer cancellations.


                   PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

	Not Applicable.

ITEM 2.	CHANGES IN SECURITIES

	Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

	Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to security holders during the quarter ended March 31, 1997.

ITEM 5.	OTHER INFORMATION

	Certain statements contained in this Form 10-Q contain "forward-looking" information that involves risk and uncertainty, including, but not limited to, statements regarding planned future deliveries and expenditures. Actual future results and trends may differ materially depending on a variety of factors. For discussion of these factors, see Exhibit 99, CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following exhibits are filed as part of this report:

	Exhibit 11.1	Computation of Earnings per Common
			Share.

	Exhibit 27.1	Financial Data Schedule.

	Exhibit 99.1	Cautionary Statement for Purposes of
			the "Safe Harbor" Provisions of The
			Private Securities Litigation Reform
			Act of 1995.

     (b)  Report on 	No Reports on Form 8-K were filed
	  Form 8-K	during the quarter ended March 31,
			1997.

			 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 8, 1997

			GULFSTREAM AEROSPACE CORPORATION



			    /s/ Chris A. Davis
			--------------------------------
			      Chris A. Davis
			Executive Vice President,
		   Chief Financial Officer and Secretary
		 (Principal Financial and Accounting Officer)


			EXHIBIT INDEX

EXHIBITS

	Exhibit 11.1	Computation of Earnings per Common
			Share.

	Exhibit 27.1	Financial Data Schedule.

	Exhibit 99.1	Cautionary Statement for Purposes of
			the "Safe Harbor" Provisions of the
			Private Securities Litigation Reform
			Act of 1995.