Form 10-Q
period 1997-06-30
GULFSTREAM AEROSPACE CORP
filed 1997-08-12
CIK 715355

=================================================================

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                         ---------------

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                         ---------------

                   Commission File No. 1-8461

                         ---------------

                GULFSTREAM AEROSPACE CORPORATION

                         P. O. Box 2206
                       500 Gulfstream Road
                  Savannah, Georgia  31402-2206
                   Telephone:  (912) 965-3000
                State of incorporation:  Delaware
             IRS identification number:  13-3554834

                         ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

     As of August 2, 1997, there were 74,127,742 shares of Gulfstream Aerospace Corporation Common Stock outstanding.

=================================================================



        GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                              INDEX

                 PART I.  FINANCIAL INFORMATION

                                                         Page No.
                                                         --------

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:

          Consolidated Balance Sheets
          June 30, 1997 and December 31, 1996                 3

          Consolidated Statements of Income
          Three and six months ended June 30, 1997
          and 1996                                            4

          Consolidated Statement of Stockholders'
          Equity
          Six months ended June 30, 1997                      5

          Consolidated Statements of Cash Flows
          Six months ended June 30, 1997 and 1996             6

          Notes to Consolidated Financial Statements        7-8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS                                       9-12

                   PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                  13

ITEM 2.   CHANGES IN SECURITIES                              13

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                    13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS                                   13

ITEM 5.   OTHER INFORMATION                                  14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                   14

          Signature                                          15



                GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                   (Unaudited)

                                                      June 30,   December 31,
                                                        1997         1996
                                                    -----------  -----------
ASSETS
Cash and cash equivalents                            $  249,310   $  233,172
Accounts receivable (less allowance for doubtful
  accounts:  $1,153 and $3,243)                         105,479      137,342
Inventories                                             609,835      655,237
Prepaids and other assets                                 9,185        7,915
                                                     -----------  -----------
  Total current assets                                  973,809    1,033,666

Property and equipment, net                             122,331      126,503
Tooling                                                  45,705       47,677
Goodwill, net of accumulated amortization:  $7,861
  and $7,322                                             35,260       35,799
Other intangible assets, net                             53,021       55,556
Other assets and deferred charges                        16,077       14,014
                                                     -----------  -----------
Total Assets                                         $1,246,203   $1,313,215
                                                     ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt                    $   50,833   $   20,000
Accounts payable                                        150,197      129,410
Accrued liabilities                                      92,495      111,243
Customer deposits - current portion                     464,834      634,922
                                                     -----------  -----------
    Total current liabilities                           758,359      895,575
Long-term debt                                          342,500      380,000
Accrued postretirement benefit cost                     112,113      108,705
Customer deposits - long-term                           132,768      109,037
Other long-term liabilities                               8,106        8,709
Commitments and contingencies
Stockholders' equity
  Common stock; $.01 par value; 300,000,000 shares
  authorized; 86,053,679 shares issued in 1997 and
  85,890,212 shares issued in 1996                          860          859
Additional paid-in capital                              334,334      333,686
Accumulated deficit                                    (389,437)    (468,971)
Minimum pension liability                                (1,464)      (1,464)
Unamortized stock plan expense                           (1,447)      (2,432)
Less:  Treasury stock:  11,978,439 shares in 1997
  and 1996                                              (50,489)     (50,489)
                                                     -----------  -----------
    Total stockholders' equity                         (107,643)    (188,811)
                                                     -----------  -----------
Total Liabilities and Stockholders' Equity           $1,246,203   $1,313,215
                                                     ===========  ===========

See notes to consolidated financial statements



                GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)



                                                              Three months ended             Six months ended
                                                                 June 30,                      June 30,
                                                        ----------------------------  ----------------------------
                                                             1997           1996           1997           1996
                                                         -----------    -----------    -----------    -----------
Net revenues                                               $522,906       $243,609       $898,532       $458,672
Cost and expenses
  Cost of sales                                             446,896        186,569        752,048        354,841
  Selling and administrative                                 22,982         22,746         45,597         45,190
  Stock option compensation expense                             463          5,078            985          5,200
  Research and development                                    5,294         18,720          3,774         34,746
  Amortization of intangibles and deferred charges            1,826          1,881          3,646          3,763
                                                         -----------    -----------    -----------    -----------
  Total costs and expenses                                 $477,461       $234,994       $806,050       $443,740
                                                         -----------    -----------    -----------    -----------
    Income from operations                                   45,445          8,615         92,482         14,932
Interest income                                               2,239          4,118          5,362          7,593
Interest expense                                             (7,680)        (3,451)       (15,810)        (7,166)
                                                         -----------    -----------    -----------    -----------
Income before income taxes                                   40,004          9,282         82,034         15,359
  Provision for income taxes                                    500              -          2,500              -
                                                         -----------    -----------    -----------    -----------
    Net Income                                             $ 39,504       $  9,282       $ 79,534       $ 15,359
                                                         ===========    ===========    ===========    ===========

Earnings Per Share:
  Net income per share                                     $    .50       $    .12       $   1.01       $    .20
                                                         ===========    ===========    ===========    ===========

Weighted average common and common equivalent shares
  outstanding                                                78,719         78,535         78,638         78,535
                                                         ===========    ===========    ===========    ===========

See notes to consolidated financial statements



                GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (In thousands)
                                   (Unaudited)


                               Additional               Minimum    Unamortized            Total
                    Common     Paid-In     Accumulated  Pension    Stock Plan   Treasury  Stockholders'
                    Stock      Capital     Deficit      Liability  Expense      Stock     Equity
                    -----------------------------------------------------------------------------------
Balance as of
  December 31,
  1996              $859       $333,686    $(468,971)   $(1,464)     $(2,432)  $(50,489)  $(188,811)
Net income                                    79,534                                         79,534
Amortization of
  stock plan
  expense                                                                985                    985
Exercise of
  common stock
  options              1            648                                                         649
                    -----------------------------------------------------------------------------------

Balance as of
  June 30, 1997     $860       $334,334    $(389,437)   $(1,464)     $(1,447)  $(50,489)  $(107,643)

                    ===================================================================================

See notes to consolidated financial statements




                GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                          Six months ended June 30,
                                                         --------------------------
                                                             1997          1996
                                                          ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                $  79,534     $  15,359
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                            15,901        12,242
    Postretirement benefit cost                               3,408         3,320
    Provision for loss on pre-owned aircraft                                  800
    Non-cash stock option compensation expense                  985         5,200
    Other, net                                               (1,659)          201
    Change in assets and liabilities:
      Accounts receivable                                    33,522       (16,784)
      Inventories                                            45,402      (175,381)
      Prepaids, other assets, and deferred charges           (3,904)         (844)
      Accounts payable and accrued liabilities                2,039        11,845
      Customer deposits                                    (146,357)      285,269
      Other long-term liabilities                              (603)       (1,347)
                                                          ----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    28,268       139,880

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property and equipment                      (4,734)       (7,518)
Dispositions of property and equipment                                         22
Expenditures for tooling                                     (1,378)         (899)
                                                          ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                        (6,112)       (8,395)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options                  649            78
Principal payments on long-term debt                         (6,667)      (26,533)
Repurchase of preferred stock                                             (18,938)
Dividends paid on preferred stock                                         (96,136)
                                                          ----------    ----------
NET CASH USED IN FINANCING ACTIVITIES                        (6,018)     (141,529)

Increase (decrease) in cash and cash equivalents             16,138       (10,044)
Cash and cash equivalents, beginning of period              233,172       223,312
                                                          ----------    ----------
Cash and cash equivalents, end of period                  $ 249,310     $ 213,268
                                                          ==========    ==========

See notes to consolidated financial statements




        GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. The operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's 1996 Annual Report to Stockholders.

NOTE 2.   NET INCOME PER SHARE

     Net income per share is based on net income divided by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the Company's stock issuable upon exercise of common stock options determined using the treasury stock method. For the 1996 periods, net income per share is calculated based on historical net income and assuming the Company's initial public offering and related transactions that occurred during October 1996 and the issuance of stock options in 1996 had occurred as of the beginning of the respective reporting period.

NOTE 3.   INVENTORIES

     Inventories consisted of the following at:

                                  June 30,          December 31,
                                    1997               1996
                                 -----------        -----------
                                         (In thousands)
Work in process                   $348,955           $355,198
Raw materials                      111,454            108,041
Vendor progress payments            76,954            104,318
Pre-owned aircraft                  72,472             87,680
                                  --------           --------
                                  $609,835           $655,237
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

NOTE 5.   NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which will be effective for the Company's 1997 annual financial statements. SFAS No. 128 simplifies the standards for computing earnings per share (EPS) information and makes the computation comparable to international EPS standards. SFAS No. 128 replaces the presentation of "primary" (and when required "fully diluted") EPS with a presentation of "basic" and "diluted" EPS. Pro forma amounts under the provisions of SFAS No. 128 are set forth below:

                        Three months ended     Six months ended
                             June 30,              June 30,
                         -----------------     -----------------
                          1997       1996       1997       1996
                         ------     ------     ------     ------
Basic EPS                $0.53      $0.13      $1.07      $0.21
Diluted EPS              $0.50      $0.12      $1.01      $0.20

NOTE 6.   INCOME TAXES

     The Company recorded a provision for income taxes (principally alternative minimum tax) of $0.5 million and $2.5 million for the quarter and six months ended June 30, 1997, respectively, and no provision for income taxes for the quarter and six months ended June 30, 1996, principally as a result of the utilization of net operating loss carryforwards. The Company had available at June 30, 1997 net operating loss carryforwards for regular federal income tax purposes of approximately $160 million which will begin expiring in 2006.



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

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER
AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     NET REVENUES. Net revenues increased by $279.3 million, or 115%, to $522.9 million in the second quarter of 1997 from $243.6 million in the second quarter of 1996. The significant increase resulted primarily from the delivery of 12 new aircraft, five Gulfstream IV-SPs and seven Gulfstream Vs, as compared with six aircraft, all Gulfstream IV-SPs, in the second quarter of 1996. Another contributing factor to higher revenues was an increase of $87.8 million in pre-owned aircraft revenues to $123.6 million in the second quarter of 1997 from $35.8 million in the second quarter of 1996. During the six months ended June 30, 1997, total net revenues increased by $439.8 million, or 96%, to $898.5 million from $458.7 million for the six months ended June 30, 1996. For the six months ended June 30, 1997, Gulfstream delivered 23 new aircraft, ten Gulfstream IV-SPs and 13 Gulfstream Vs, up from 11 Gulfstream IV-SPs in the same period of 1996. Also contributing to the revenue increase was the sale of ten pre-owned aircraft for the six months as compared to seven in the corresponding period in 1996.

     COST OF SALES. Total cost of sales increased $260.3 million to $446.9 million in the second quarter of 1997 from $186.6 million in the second quarter of 1996, and increased $397.2 million to $752.0 million for the six months ended June 30, 1997 from $354.8 million for the six months ended June 30, 1996.
These increases were a result of the higher number of new aircraft and pre-owned aircraft deliveries discussed above. Excluding pre-owned aircraft, which generally are sold at break-even levels, the gross profit percentage for the second quarter of 1997 was 18.2% compared to 28.0% for the second quarter of 1996, and for the six months ended June 30, 1997, the gross profit percentage was 19.0% compared to 26.9% for the comparable period in 1996. The decline in gross profit percentage is primarily attributable to the introduction of the Gulfstream V aircraft into production and the higher costs associated with the early stages of the Gulfstream V production program. The Company expects the margin on the Gulfstream V to approach those of the Gulfstream IV-SP over the next 18-24 months.

     SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense of $23.0 million in the second quarter of 1997 was relatively unchanged compared to $22.7 million for the second quarter of 1996. For the six months ended June 30, 1997, selling and administrative expense was $45.6 million as compared to $45.2 million for the six months ended June 30, 1996. As a percentage of net revenues, selling and administrative expense decreased to 4.4% during the second quarter of 1997 compared to 9.3% in the second quarter of 1996, and decreased to 5.1% during the six months ended June 30, 1997 versus 9.9% in the comparable period of 1996, both as a result of higher revenues in 1997.

     STOCK OPTION COMPENSATION EXPENSE. The issuance of options to purchase common stock of the Company resulted in a non-cash compensation charge of $0.5 million and $1.0 million during the second quarter of 1997 and the six months ended June 30, 1997, respectively, compared to $5.1 million and $5.2 million for the comparable periods in 1996.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense decreased by $13.4 million to $5.3 million for the second quarter of 1997 from $18.7 million for the second quarter of 1996, principally as a result of the substantial completion of the Gulfstream V development program. For the six month period ended June 30, 1997, research and development expense decreased by $30.9 million to $3.8 million from $34.7 million for the corresponding period in 1996. Research and development expense for the six months ended June 30, 1997 is net of a $10.0 million credit for launch assistance funds received from a vendor participating in the development of the Gulfstream V.

     INTEREST INCOME AND EXPENSE. Interest income decreased by $1.9 million to $2.2 million in the second quarter of 1997 and decreased by $2.2 million to $5.4 million in the six months ended June 30, 1997. In each case, the decrease was a result of lower average cash balances invested during the 1997 periods. Interest expense increased by $4.2 million to $7.7 million for the second quarter of 1997 and by $8.6 million to $15.8 million for the six months ended June 30, 1997, respectively, over the comparable periods in 1996. This increase was principally due to the increase in average long-term borrowings resulting from the Company's new credit facilities.

     PROVISION FOR INCOME TAXES. The Company recorded a provision for income taxes, principally alternative minimum tax, of approximately $0.5 million for the second quarter of 1997, and $2.5 million for the six months ended June 30, 1997. No provision for income taxes was made for the second quarter or six months ended June 30, 1996, principally as a result of the utilization of net operating loss carryforwards.

     In compliance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES, and assuming operating trends continue, the Company is anticipating the release of its deferred tax valuation allowance in the third quarter 1997. This would result in a one-time, non-cash benefit of approximately $65.0 million in reported earnings for the third quarter 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on long-term debt. During the six months ended June 30, 1997, the Company relied on its available cash balances to fund these needs. The Company had cash and cash equivalents totaling $249.3 million at June 30, 1997 and available borrowings of $200.0 million under a revolving credit facility.

     Net cash generated by operating activities during the six months ended June 30, 1997 and 1996, was $28.3 million and $139.9 million, respectively. The reduction in 1997 is primarily attributable to the timing of progress payments on aircraft in backlog for the comparable periods. A partially offsetting factor was the decline in inventories in 1997 as a result of Gulfstream V deliveries, versus the temporary build up in Gulfstream V related inventory during the same period in 1996.

     Capital expenditures for property and equipment and tooling were $4.7 million and $1.4 million, respectively, during the six months ended June 30, 1997. As a result of continued strong demand for its products, and the Company's objective to make deliveries sooner to its new aircraft customers, Gulfstream announced, during the fourth quarter of 1996, plans to increase its annual production rate to approximately 60 aircraft by 1999, a twofold increase over its 1996 annual production rate. As a result, in 1997 and 1998, the Company's capital expenditures are expected to increase by a total of $25 to $35 million above previously planned annual levels of approximately $15 million to meet the requirements of the increased production capacity. The Company continually monitors its capital spending in relation to current and anticipated business needs. As circumstances dictate, facilities are added, consolidated, or modernized.

     At June 30, 1997, borrowings under the Company's credit facilities were $393.3 million. The Company made scheduled payments on its long-term debt of $6.7 million during the six months ended June 30, 1997, and scheduled repayments remaining are $13.3 million in 1997, $75.0 million in each of the years 1998 through 2001, and $80.0 million in 2002. The Credit Agreement contains customary affirmative and negative covenants including restrictions on the ability of the Company and its subsidiaries to pay cash dividends, as well as financial covenants under which the Company must operate. At June 30, 1997 the Company was in compliance with the covenants of its existing credit agreement.

     In connection with orders for 27 Gulfstream V aircraft in the backlog, the Company has offered customers trade-in options (which may or may not be exercised) under which the Company will accept trade-in aircraft, primarily Gulfstream IVs and Gulfstream IV-SPs, at a guaranteed minimum trade-in price. In light of the current market for pre-owned Gulfstream aircraft, management believes that the fair market value of such aircraft exceeds the specified trade-in values. As such, Gulfstream does not believe the existence of such commitments will have a material adverse effect on its results of operations, cash flow or financial position.

     On October 10, 1996, the Company reached an agreement in principle with the Pension Benefit Guaranty Corporation (the "PBGC") concerning funding of the Company's defined benefit pension plans. Pursuant to this agreement, the Company contributed an additional $20 million in 1996, and $12.5 million
during the six months ended June 30, 1997.   Further, the Company
has agreed to contribute $12.5 million for the remainder of 1997 and a total of $25 million annually from 1998 through 2000 to its pension plans, which payments are expected to result in such plans being fully funded. The payments to be made under this agreement were already part of the Company's overall financial planning, and therefore, are not expected to have a material effect on the Company's financial statements.

     The Company's principal source of liquidity, both on a short-term and long-term basis, is cash flow provided by operations, including customer progress payments and deposits on new aircraft orders. Occasionally, however, the Company may borrow against the credit agreement to supplement cash flow from operations.
The Company believes that based upon its analysis of its consolidated financial position, its cash flow during the past 12 months and the expected results of operations in the future, operating cash flow and available borrowings under the credit agreement will be adequate to fund operations, capital expenditures and debt service for at least the next 12 months.
The Company intends to repay its remaining indebtedness primarily with cash flow from operations. There can be no assurance, however, that future industry specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

CONTRACTUAL BACKLOG

     At June 30, 1997, Gulfstream had a firm contract backlog of approximately $3.1 billion of revenues, representing a total of 98 aircraft. The Company includes an order in backlog only if the Company has entered into a purchase contract (with no contingencies) with the customer and has received a significant (generally non-refundable) deposit from the customer.

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

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS

          The Company held its Annual Meeting of Stockholders on
          May 14, 1997.  The following matters were voted upon:

          Proposal 1: Election of Directors. The following nominees were elected to serve as Class I Directors of the Company, to serve until the annual meeting of stockholders in 2000 and until their successors are elected and qualified, by the following vote:

                 NOMINEE           VOTES FOR     VOTES WITHHELD
          ---------------------    ----------    --------------

          Charlotte L. Beers       65,234,002         114,565
          Thomas D. Bell, Jr.      65,234,002         114,565
          Chris A. Davis           65,234,000         114,567
          Nicholas C. Forstmann    65,234,002         114,565
          Bryan T. Moss            65,234,002         114,565
          Roger S. Penske          61,355,161       3,993,406
          Donald H. Rumsfeld       64,963,102         385,465

          Proposal 2:  Amended and Restated 1990 Stock Option
          Plan. The Amended and Restated 1990 Stock Option Plan was approved by the following vote:

           VOTES FOR   VOTES AGAINST ABSTENTIONS  BROKER NON-VOTES
          ----------   ------------  -----------  ----------------
          51,439,558    13,853,744     33,765          21,500

          Proposal 3:  Ratification of Appointment of Auditors.
          The appointment of Deloitte & Touche, LLP to serve as auditors of the Company for 1997 was ratified by the following vote:

           VOTES FOR   VOTES AGAINST ABSTENTIONS  BROKER NON-VOTES
          ----------  -------------  -----------  ----------------
          60,000,862    5,325,025       13,480          9,200

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          The following exhibits are filed as part of this report:

               Exhibit 10.24  Outfitted Gulfstream V Sales
                              Agreement dated June 13, 1997
                              between Gulfstream Aerospace
                              Corporation and Allen E. Paulson.

               Exhibit 10.25  Marketing Services Agreement dated
                              June 13, 1997 between Gulfstream
                              Aerospace Corporation and Allen E.
                              Paulson.

               Exhibit 10.26 Gulfstream IV Aircraft Purchase Agreement and Amendment to
                              Outfitted Gulfstream V Sales
                              Agreement dated August 1, 1997
                              between Gulfstream Aerospace
                              Corporation and Allen E. Paulson.

               Exhibit 10.27  Amended and Restated Gulfstream
                              Aerospace Corporation 1990 Stock
                              Option Plan, as further amended
                              through July 30, 1997.

               Exhibit 11.1   Computation of Earnings per Common
                              Share.

               Exhibit 27.1   Financial Data Schedule.

               Exhibit 99.1   Cautionary Statement for Purposes
                              of the "Safe Harbor" Provisions of
                              the Private Securities Litigation
                              Reform Act of 1995.

          (b)  Report on      No reports on Form 8-K were filed
               Form 8-K       during the quarter ended June 30,
                              1997.



                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 12, 1997

                       GULFSTREAM AEROSPACE CORPORATION

                                   /s/ Chris A. Davis
                       -----------------------------------------
                                      Chris A. Davis
                                Executive Vice President,
                          Chief Financial Officer and Secretary
                       (Principal Financial and Accounting Officer)



                          EXHIBIT INDEX

EXHIBITS

               Exhibit 10.24  Outfitted Gulfstream V Sales
                              Agreement dated June 13, 1997
                              between Gulfstream Aerospace
                              Corporation and Allen E. Paulson.

               Exhibit 10.25  Marketing Services Agreement dated
                              June 13, 1997 between Gulfstream
                              Aerospace Corporation and Allen E.
                              Paulson.

               Exhibit 10.26 Gulfstream IV Aircraft Purchase Agreement and Amendment to
                              Outfitted Gulfstream V Sales
                              Agreement dated August 1, 1997
                              between Gulfstream Aerospace
                              Corporation and Allen E. Paulson.

               Exhibit 10.27  Amended and Restated Gulfstream
                              Aerospace Corporation 1990 Stock
                              Option Plan, as further amended
                              through July 30, 1997.

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