Form 10-Q
period 1997-09-30
GULFSTREAM AEROSPACE CORP
filed 1997-11-12
CIK 715355

===============================================================================
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                            ---------------


                               FORM 10-Q



        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997



                        ----------------------


                      COMMISSION FILE NO. 1-8461

                        ----------------------




                   GULFSTREAM AEROSPACE CORPORATION
                            P. O. Box 2206
                          500 Gulfstream Road
                     Savannah, Georgia 31402-2206
                       Telephone: (912) 965-3000
                   State of incorporation: Delaware
                 IRS identification number: 13-3554834


                          ------------------




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

     As of November 3, 1997, there were 74,135,680 shares of Gulfstream Aerospace Corporation Common Stock outstanding.

===============================================================================

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


               Consolidated Balance Sheets
                September 30, 1997 and December 31, 1996................3

               Consolidated Statements of Income
                Three and nine months ended September 30, 1997
                and 1996................................................4

               Consolidated Statement of Stockholders' Equity
                Nine months ended September 30, 1997....................5

               Consolidated Statements of Cash Flows
                Nine months ended September 30, 1997 and 1996...........6

               Notes to Consolidated Financial Statements.............7-9

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS..................10-13




                          PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS........................................14

ITEM 2.     CHANGES IN SECURITIES....................................14

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES..........................14

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS...............................................14

ITEM 5.     OTHER INFORMATION........................................14

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.........................14

            SIGNATURE................................................15


              GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)
                                 (Unaudited)


                                                     SEPTEMBER    DECEMBER
                                                        30,          31,
                                                       1997          1996
                                                    ------------  -----------
ASSETS

Cash and cash equivalents                           $  242,141     $233,172
Accounts receivable (less allowance for doubtful
accounts: $1,136 and $3,243)                           129,349      137,342
Inventories                                            654,186      655,237
Deferred income taxes                                   54,250            -
Prepaids and other assets                                6,876        7,915
                                                    ------------  -----------
   Total current assets                              1,086,802    1,033,666

Property and equipment, net                            122,454      126,503
Tooling                                                 45,020       47,677
Goodwill,  net of  accumulated  amortization:  $8,130   39,259       35,799
and $7,322
Other intangible assets, net                            51,753       55,556
Deferred income taxes                                   35,050            -
Other assets and deferred charges                       16,827       14,014
                                                    ------------  -----------

Total Assets                                        $1,397,165    $1,313,215
                                                    ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt                   $   62,917    $  20,000
Accounts payable                                       140,093      129,410
Accrued liabilities                                     96,618      111,243
Customer deposits -- current portion                   498,030      634,922
                                                    ------------  -----------
   Total current liabilities                           797,658      895,575
Long-term debt                                         323,750      380,000
Accrued postretirement benefit cost                    113,845      108,705
Customer deposits -- long-term                         111,176      109,037
Other long-term liabilities                              9,324        8,709
Commitments and contingencies
Stockholders' equity
 Common stock; $.01 par value; 300,000,000
 shares authorized; 86,114,119 shares issued in 1997
 and 85,890,212 shares issued in 1996                      861          859
Additional paid-in capital                             363,971      333,686
Accumulated deficit                                   (270,349)    (468,971)
Minimum pension liability                               (1,464)      (1,464)
Unamortized stock plan expense                          (1,118)      (2,432)
Less:  Treasury stock:  11,978,439 shares in 1997      (50,489)     (50,489)
and 1996
                                                    ------------  -----------
   Total stockholders' equity                           41,412     (188,811)
                                                    ------------  -----------

Total Liabilities and Stockholders' Equity          $1,397,165    $1,313,215
                                                    ============  ===========





See notes to consolidated financial statements

              GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)
                                 (Unaudited)




                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                        ---------------------  ---------------------
                                          1997        1996       1997        1996
                                        ---------   ---------  ----------  ---------
Net revenues                            $464,036    $283,834   $1,362,568  $742,506
Cost and expenses
  Cost of sales                          372,983     222,495    1,125,031   577,336
  Selling and administrative              23,920      24,819       69,517    70,009
  Stock option compensation expense          329       1,463        1,314     6,663
  Research and development                 4,305      16,356        8,079    51,102
  Amortization of intangibles and
  deferred charges                         1,831       1,882        5,477     5,645
                                        --------    --------   ----------  --------
   Total costs and expenses             $403,368    $267,015   $1,209,418  $710,755
                                        --------    --------   ----------  --------
      Income from operations              60,668      16,819      153,150    31,751
Interest income                            2,839       3,613        8,201    11,206
Interest expense                          (7,495)     (3,185)     (23,305)  (10,351)
                                        ---------   ---------   ---------- ---------
      Income before income taxes          56,012      17,247      138,046    32,606
Income tax benefit                       (63,076)          -      (60,576)        -
                                        ---------   ---------   ---------- ---------

      Net Income                        $119,088    $ 17,247   $  198,622  $ 32,606
                                       =========   =========   ==========  =========

Earnings Per Share:
  Net income per share                  $   1.54    $    .22     $   2.54  $     .42
                                       =========   =========   ==========  =========

  Weighted average common and common
   equivalent shares outstanding          77,105      78,535       78,127     78,535
                                        =========   =========  ==========  =========





See notes to consolidated financial statements

                       GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         (In thousands)
                                          (Unaudited)

                                  Additional            Minimum   Unamortized            Total
                         Common   Paid-In   Accumulated Pension   Stock Plan  Treasury  Stockholders'
                         Stock    Capital    Deficit    Liability  Expense     Stock     Equity
                         ------------------------------------------------------------------------
Balance as of December
31, 1996                  $859    $333,686  $(468,971)  $(1,464)  $(2,432)   $(50,489) $(188,811)
Net income                                    198,622                                    198,622
Amortization of stock                                               1,314                  1,314
plan expense
Exercise of common           2         886                                                   888
stock options
Tax benefit of common               29,399                                                29,399
stock options
                         ------------------------------------------------------------------------

Balance as of September   $861    $363,971  $(270,349)  $(1,464)  $(1,118)   $(50,489)   $41,412
30, 1997
                         ========================================================================





            See notes to consolidated financial statements

              GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)


                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                     --------------------
                                                       1997       1996
                                                     ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $198,622   $  32,606

Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                        24,342      18,273
  Postretirement benefit cost                           5,140       5,051
  Provision for loss on pre-owned aircraft             (1,100)      1,000
  Non-cash stock option compensation expense            1,314       6,663
  Deferred income tax benefit                         (64,801)
  Other, net                                              712         322
  Change in assets and liabilities:
   Accounts receivable                                  7,986     (66,048)
   Inventories                                          2,151    (205,997)
   Prepaids, other assets, and deferred charges        (2,640)     (2,784)
   Accounts payable and accrued liabilities            (3,942)     17,794
   Customer deposits                                 (134,753)    410,314
   Other long-term liabilities                            615      (2,641)
                                                     ---------  ---------
Net Cash Provided by Operating Activities              33,646     214,553

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for property and equipment                (9,619)     (9,518)
Dispositions of property and equipment                                 24
Expenditures for tooling                               (2,613)     (1,593)
                                                     ---------  ---------
Net Cash Used in Investing Activities                 (12,232)    (11,087)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options            888          78
Principal payments on long-term debt                  (13,333)    (39,799)
Repurchase of preferred stock                                     (18,938)
Dividends paid on preferred stock                                (104,010)
                                                     ---------  ---------
Net Cash Used in Financing Activities                 (12,445)   (162,669)

Increase in cash and cash equivalents                   8,969      40,797
Cash and cash equivalents, beginning of period        233,172     223,312
                                                     =========  =========
Cash and cash equivalents, end of period             $242,141   $ 264,109
                                                     =========  =========




See notes to consolidated financial statements

           GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. The operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's 1996 Annual Report to Stockholders.

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

NOTE 3.  INVENTORIES

    Inventories consisted of the following at:

                                                  September     December
                                                     30,           31,
                                                    1997          1996
                                                ------------  ------------
                                                     (In thousands)
Work in process                                   $334,760      $355,198
Raw materials                                      140,270       108,041
Pre-owned aircraft                                 116,122        87,680
Vendor progress payments                            63,034       104,318
                                                ------------  ------------
                                                  $654,186      $655,237
                                                ============  ============

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

NOTE 5.  INCOME TAXES

     The Company recorded a net income tax benefit of $63.1 million and $60.6 million for the quarter and nine month period ended September 30, 1997, respectively. No provision for income taxes for the quarter and nine month period ended September 30, 1996 was recorded, principally as a result of utilization of net operating loss carryforwards. The Company, in estimating the realizability of its net deferred tax assets, considers both positive and negative evidence and gives greater weight to evidence that is objectively verifiable. As a result of numerous factors, including, but not limited to recent earnings trends, the Company currently believes its net deferred tax asset is more likely than not to be realized, and released in the quarter ended September 30, 1997 its deferred tax valuation allowance, totalling approximately $94 million, of which $29 million of such benefits related to the exercise of stock options and was credited to additional paid-in capital and the remainder, $65 million was recorded as a one-time, non-cash tax benefit. The Company had available at September 30, 1997 net operating loss carryforwards for regular federal income tax purposes of approximately $115.0 million which will begin expiring in 2006.

NOTE 6.  NEW ACCOUNTING STANDARDS

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

                                    Three months ended    Nine months ended
                                      September 30,         September 30,
                                   ---------------------  -------------------
                                     1997        1996       1997       1996
                                   ---------   ---------  ---------  --------
Basic EPS                            $1.61       $0.23      $2.68      $0.44
Diluted EPS                          $1.54       $0.22      $2.54      $0.42

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which are both effective no later than for the Company's 1998 fiscal year. These two new statements may affect the Company's financial statement disclosures. The Company is evaluating how and when to implement these new disclosure statements.


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

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Net Revenues. Net revenues increased by $180.2 million, or 63%, to $464.0 million in the third quarter of 1997 from $283.8 million in the third quarter of 1996. The significant increase resulted primarily from the delivery of 14 new aircraft, six Gulfstream IV-SPs and eight Gulfstream Vs, as compared with nine aircraft, all Gulfstream IV-SPs, in the third quarter of 1996. During the nine months ended September 30, 1997, total net revenues increased by $620.1 million, or 84%, to $1,362.6 million from $742.5 million for the nine months ended September 30, 1996. For the nine months ended September 30, 1997, Gulfstream delivered 37 new aircraft, 16 Gulfstream IV-SPs and 21 Gulfstream Vs, up from 20 Gulfstream IV-SPs and no Gulfstream Vs in the same period of 1996. Also contributing to the increase were revenues of $158.4 million from the sale of 12 pre-owned aircraft for the nine months as compared to revenues of $100.3 million from the sale of 10 aircraft in the corresponding period in 1996.

     Cost of Sales. Total cost of sales increased $150.5 million to $373.0 million in the third quarter of 1997 from $222.5 million in the third quarter of 1996, and increased $547.7 million to $1,125.0 million for the nine months ended September 30, 1997 from $577.3 million for the nine months ended September 30, 1996. These increases were a result of the higher number of new aircraft and pre-owned aircraft deliveries discussed above. Excluding pre-owned aircraft, which generally are sold at break-even levels, the gross profit percentage for the third quarter of 1997 was 19.3% compared to 24.7% for the third quarter of 1996, and for the nine months ended September 30, 1997, the gross profit percentage was 19.1% compared to 26.0% for the comparable period in 1996. The decline in gross profit percentage is primarily attributable to the introduction of the Gulfstream V aircraft into production and the higher costs associated with the early stages of the Gulfstream V production program. The Company expects the margin percentage of revenue on the Gulfstream V to approach that of the Gulfstream IV-SP over the next 12-18 months.

     Selling and Administrative Expense. Selling and administrative expense of $23.9 million in the third quarter of 1997 was relatively unchanged compared to $24.8 million for the third quarter of 1996. For the nine months ended September 30, 1997, selling and administrative expense was $69.5 million as compared to $70.0 million for the nine months ended September 30, 1996. As a percentage of net revenues, selling and administrative expense decreased to 5.2% during the third quarter of 1997 compared to 8.7% in the third quarter of 1996, and decreased to 5.1% during the nine months ended September 30, 1997 versus 9.4% in the comparable period of 1996, both as a result of higher revenues in 1997.

     Stock Option Compensation Expense. The issuance of options to purchase common stock of the Company resulted in a non-cash compensation charge of $0.3 million and $1.3 million during the third quarter of 1997 and the nine months ended September 30, 1997, respectively, compared to $1.5 million and $6.7 million for the comparable periods in 1996.

     Research and Development Expense. Research and development expense decreased by $12.1 million to $4.3 million for the third quarter of 1997 from $16.4 million for the third quarter of 1996, principally as a result of the substantial completion of the Gulfstream V development program. For the nine month period ended September 30, 1997, research and development expense decreased by $43.0 million to $8.1 million from $51.1 million for the corresponding period in 1996. Research and development expense for the nine months ended September 30, 1997 is net of a $10.0 million credit for launch assistance funds received from a vendor participating in the development of the Gulfstream V.

     Interest Income and Expense. Interest income decreased by $0.8 million to $2.8 million in the third quarter of 1997 and decreased by $3.0 million to $8.2 million in the nine months ended September 30, 1997 from the comparable 1996 periods. In each case, the decrease was a result of lower average cash balances invested during the 1997 periods. Interest expense increased by $4.3 million to $7.5 million for the third quarter of 1997 and by $13.0 million to $23.3 million for the nine months ended September 30, 1997, respectively, over the comparable periods in 1996. This increase was principally due to the increase in average long-term borrowings resulting from the Company's new credit facilities.

     Provision (Benefit) for Income Taxes. The Company recorded a net income tax benefit of $63.1 million and $60.6 million for the quarter and nine month period ended September 30, 1997, respectively. No provision for income taxes for the quarter and nine month period ended September 30, 1996 was recorded, principally as a result of utilization of net operating loss carryforwards. The Company, in estimating the realizability of its net deferred tax assets, considers both positive and negative evidence and gives greater weight to evidence that is objectively verifiable. As a result of numerous factors, including, but not limited to recent earnings trends, the Company currently believes its net deferred tax asset is more likely than not to be realized, and released in the quarter ended September 30, 1997 its deferred tax valuation allowance, totalling approximately $94 million, of which $29 million of such benefits related to the exercise of stock options and was credited to additional paid-in capital and the remainder, $65 million was recorded as a one-time non-cash tax benefit. The Company had available at September 30, 1997 net operating loss carryforwards for regular federal income tax purposes of approximately $115.0 million which will begin expiring in 2006.

     Earnings Per Share. The Company reported earnings per share of $1.54 for the third quarter 1997 (or $0.70 per share, excluding the one time tax benefit discussed above) up from the third quarter 1996 of $0.22. For the nine months ended September 30, 1997, earnings per share increased to $2.54 (or $1.71 per share, excluding the one time tax benefit discussed above) from $0.42 for the corresponding period in 1996. On a pro forma basis, assuming an effective tax rate of 37.5%, the Company's earnings per share would have been $0.45 and $0.14 for the quarters ended September 30, 1997 and 1996, respectively and $1.10 and $0.26 for the nine months ended September 30, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise from working capital requirements, capital expenditures, and principal and interest payments on long-term debt. During the nine months ended September 30, 1997, the Company relied on its available cash balances to fund these needs. The Company had cash and cash equivalents totaling $242.1 million at September 30, 1997 and available but undrawn borrowings of $200.0 million under a revolving credit facility.

     Net cash generated by operating activities during the nine months ended September 30, 1997 and 1996, was $33.6 million and $214.6 million, respectively. The reduction in 1997 is primarily attributable to the timing of progress payments on aircraft in backlog for the comparable periods.

     Capital expenditures for property and equipment and tooling were $12.2 million and $11.1 million, respectively, during the nine months ended September 30, 1997. As a result of continued strong demand for its products, and the Company's objective to make deliveries sooner to its new aircraft customers, Gulfstream announced, during the fourth quarter of 1996, plans to increase its annual production rate to approximately 60 aircraft by 1999, a twofold increase over its 1996 annual production rate. As a result, in 1997 and 1998, the Company's capital expenditures are expected to increase over the two year period by approximately $35 million above previously planned annual levels of approximately $15 million to meet the requirements of the increased production capacity. The Company continually monitors its capital spending in relation to current and anticipated business needs. As circumstances dictate, facilities are added, consolidated, or modernized.

     At September 30, 1997, borrowings under the Company's credit facilities were $386.7 million. The Company made scheduled payments on its long-term debt of $13.3 million during the nine months ended September 30, 1997, and scheduled repayments remaining are $6.7 million in 1997, $75.0 million in each of the years 1998 through 2001, and $80.0 million in 2002. The Credit Agreement contains customary affirmative and negative covenants including restrictions on the ability of the Company and its subsidiaries to pay cash dividends, as well as financial covenants under which the Company must operate. At September 30, 1997 the Company was in compliance with the covenants of its existing credit agreement.

     In connection with orders for 25 Gulfstream V aircraft in the backlog, the Company has offered customers trade-in options (which may or may not be exercised) under which the Company will accept trade-in aircraft, primarily Gulfstream IVs and Gulfstream IV-SPs, at a guaranteed minimum trade-in price. In light of the current market for pre-owned Gulfstream aircraft, management believes that the fair market value of such aircraft exceeds the specified trade-in values. As such, Gulfstream does not believe the existence of such commitments will have a material adverse effect on its results of operations, cash flow or financial position.

     On October 10, 1996, the Company reached an agreement in principle with the Pension Benefit Guaranty Corporation (the "PBGC") concerning funding of the Company's defined benefit pension plans. Pursuant to this agreement, the Company contributed an additional $20 million in 1996, and $18.8 million during the nine months ended September 30, 1997. Further, the Company has agreed to contribute $6.2 million for the remainder of 1997 and a total of $25 million annually from 1998 through 2000 to its pension plans, which payments are expected to result in such plans being fully funded. The payments to be made under this agreement were already part of the Company's overall financial planning, and therefore, are not expected to have a material effect on the Company's financial statements.

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

CONTRACTUAL BACKLOG

     At September 30, 1997, Gulfstream had a firm contract backlog of approximately $2.8 billion of revenues, representing a total of 89 aircraft. The Company includes an order in backlog only if the Company has entered into a purchase contract (with no contingencies) with the customer and has received a significant (generally non-refundable) deposit from the customer.

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


                          PART II. OTHER INFORMATION


ITEM       LEGAL PROCEEDINGS
1.
           Not Applicable.

ITEM       CHANGES IN SECURITIES
2.
           Not Applicable.

ITEM       DEFAULTS UPON SENIOR SECURITIES
3.
           Not Applicable.

ITEM       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
4.
           Not Applicable.

ITEM       OTHER INFORMATION
5.

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

ITEM       EXHIBITS AND REPORTS ON FORM 8-K
6.

           (a) Exhibits

           The following exhibits are filed as part of this report:

               Exhibit 11.1      Computation of Earnings per Common Share.

               Exhibit 27.1      Financial Data Schedule.

               Exhibit 99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

           (b) Report on Form    No reports on Form 8-K were filed during the
               8-K               quarter ended September 30, 1997.



                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 11, 1997


                                          GULFSTREAM AEROSPACE CORPORATION

                                                  /s/ Chris A. Davis
                                           ----------------------------------
                                                    Chris A. Davis
                                               Executive Vice President,
                                              Chief Financial Officer and
                                                       Secretary
                                               (Principal Financial and
                                                  Accounting Officer)


                             EXHIBIT INDEX


EXHIBITS

            Exhibit 11.1    Computation of Earnings per Common Share.

            Exhibit 27.1    Financial Data Schedule.

            Exhibit 99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.