Form 10-K
period 1997-12-31
GULFSTREAM AEROSPACE CORP
filed 1998-03-27
CIK 715355

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  (Mark One)
     /X/

                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934
                                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                                        OR
     / /

                                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934
                                            COMMISSION FILE NO. 1-8461

                        GULFSTREAM AEROSPACE CORPORATION

                  DELAWARE                                      13-3554834
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

          Securities registered pursuant to Section 12(b) of the Act:

                                                                           Name of each exchange
                  Title of each class                                       on which registered
--------------------------------------------------------  --------------------------------------------------------
              COMMON STOCK, $.01 PAR VALUE                                NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on March 20, 1998 was $1,728,385,638. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

    As of March 20, 1998, there were outstanding 72,667,265 shares of the registrant's common stock, par value $.01, which is the only class of common stock of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 (the "1997 Annual Report") are incorporated by reference in Parts II and IV of this Form 10-K. Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1998 (the "1998 Proxy Statement") are incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, neither the Annual Report nor the Proxy Statement is deemed to be filed as a part hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    GENERAL

    Gulfstream Aerospace Corporation (the "Company") is recognized worldwide as a leading designer, developer, manufacturer and marketer of the most technologically advanced intercontinental business jet aircraft. Since 1966, when the Company created the large cabin business jet category with the introduction of the Gulfstream II, the Company has dominated this market segment, capturing a cumulative market share of approximately 60%. The Company has manufactured and sold over 1,000 large business aircraft since the introduction of the Gulfstream product line in 1958.

    The Company has developed a broad range of aircraft products to meet the aviation needs of its targeted customers (which include national and multinational corporations, governments and governmental agencies, heads of state and wealthy individuals). The Company's current principal aircraft products are the Gulfstream IV-SP, the Gulfstream V, Gulfstream Shares-Registered Trademark- (fractional ownership interests in Gulfstream IV-SPs) and pre-owned Gulfstream aircraft. As an integral part of its aircraft product offerings, the Company offers aircraft completion (exterior painting of the aircraft and installation of customer selected interiors and optional avionics) and worldwide aircraft maintenance services and technical support for all Gulfstream aircraft. In addition, the Company's financial services subsidiary, Gulfstream Financial Services Corporation, through its private label relationship with a third-party aircraft financing provider, offers customized products to finance the worldwide sale of Gulfstream aircraft.

    The Company is the ultimate successor to a business (the "Predecessor Business") established by Grumman Aerospace in 1956. In 1978, the Predecessor Business was acquired by a group of investors headed by Allen E. Paulson, the then Chairman of the Predecessor Business. Chrysler Corporation ("Chrysler") acquired the Predecessor Business in 1985. In March 1990, the Gulfstream business was acquired from Chrysler by certain partnerships (the "Forstmann Little Partnerships") formed by Forstmann Little & Co. ("Forstmann Little"). On October 16, 1996, the Company sold 4,559,100 shares of the Company's Common Stock, and the Forstmann Little Partnerships and certain option holders of the Company's Common Stock sold 37,940,900 shares of the Company's Common Stock in an initial public offering at a price of $24.00 per share. As of March 20, 1998, the Forstmann Little Partnerships owned approximately 43.2% of the outstanding shares of the Company's Common Stock.

PRINCIPAL PRODUCTS

    The business jet aircraft market is generally divided into four markets--light, medium, large and ultra-long range. These markets are defined on the basis of range, cabin volume and gross operating weight.

    GULFSTREAM V

    The Company's newest aircraft product is the Gulfstream V, which serves the ultra-long range market. The Company believes the Gulfstream V provides the longest range, fastest cruising speed and most technologically advanced avionics of any ultra-long range business jet aircraft currently in operation. The Gulfstream V received final type certification from the Federal Aviation Administration ("FAA") on April 11, 1997. The Company had manufactured and delivered 32 Gulfstream Vs through 1997. Deliveries of the first outfitted aircraft to customers began in 1997. In its first six months in service, the Gulfstream V set 40 world and national records.

    The Gulfstream V has a maximum operating speed of Mach .885. It can accommodate up to 19 passengers and has a range of up to 6,500 nautical miles. These capabilities permit routine intercontinental travel at cruising speeds comparable to commercial airline cruising speeds, while operating efficiently at altitudes as high as 51,000 feet, flying above most commercial airline traffic and adverse weather. The Gulfstream V is versatile enough to fly long-range missions, such as New York to Tokyo in approximately 14 hours, as well as high-speed missions, such as New York to London, in approximately six hours.

    The Gulfstream V design process combined modern technology with the conservative design philosophy of all Gulfstream aircraft. The Gulfstream V aircraft development was launched in 1992 and significantly enhanced in 1993 in response to extensive market research. Aerodynamic profiles were developed and verified using computational fluid dynamics (CFD) and scale model wind tunnel testing. Following systems definition, detailed designs were prepared on both two dimensional (CADAM) and three dimensional (CATIA) digital computer models, thereby eliminating the need to construct a physical prototype of the new aircraft. The Company estimates that Gulfstream, its revenue share partners and key suppliers will have invested over $800 million, in the aggregate, in developing the Gulfstream V.

    The Gulfstream V is equipped with two 14,750-pound-thrust BR710 engines built by BMW Rolls-Royce GmbH, which were specifically designed for use on the Gulfstream V and for which Gulfstream was the launch customer. The sound levels of the Gulfstream V's engines are well below FAA Stage 3 and ICAO/Chapter 3 regulatory requirements (the FAA's and ICAO's most stringent noise abatement regulations). These engines are designed to operate 7,000 flight hours between major overhauls and, due to fuel efficiency, operate at a lower cost than the engines of the Gulfstream IV-SP. The BR710 engine was certified by the Joint Aviation Authorities and the FAA in 1996.

    The aircraft utilizes dual cabin pressurization systems to minimize cabin altitude. At it's cruising altitude of 51,000 feet, the Gulfstream V cabin altitude is only 6,000 feet, the lowest cabin altitude of any jet aircraft. This low cabin altitude, together with a 100% fresh air ventilation system (instead of a recirculating air system) significantly reduces passenger fatigue.

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

    The Company had received a total of 81 orders through 1997 for the Gulfstream V. In 1997, the Gulfstream V was selected by the U. S. Air Force for its VCX program for use in the Special Mission Air Wing.

    The list price for a completed Gulfstream V is currently approximately $38,000,000 (depending on escalation and selected options). The Company provides a purchaser of a Gulfstream V with a 20 year or 20,000 flight hour warranty (whichever comes first) on the airframe structure and a six-year warranty on components (other than the engines). BMW Rolls-Royce GmbH provides a direct five-year or 2,500 flight hour warranty (whichever comes first) on the engines to purchasers of a Gulfstream V.

    GULFSTREAM IV-SP

    The Company's other principal aircraft product is the Gulfstream IV-SP, serving the large cabin business jet market. The Company believes that the Gulfstream IV-SP offers the best combination of large cabin size, long range, fast cruising speed and technologically advanced avionics of any large business jet aircraft in its market segment. The Gulfstream IV-SP is an enhanced version of the Gulfstream IV. (See "--Past Aircraft Product Offerings" page 11). The Company manufactured and sold 114 Gulfstream IV-SPs from 1993 to 1997 and 213 Gulfstream IVs from 1985 to 1992. The Company continues to manufacture the Gulfstream IV-SP along with the Gulfstream V.

    The Gulfstream IV-SP can accommodate up to 19 passengers, has a range of up to 4,220 nautical miles and a cruising speed of up to Mach .85. These capabilities permit routine intercontinental travel at cruising speeds comparable to commercial airline cruising speeds, while operating efficiently at altitudes as high as 45,000 feet, flying above most commercial airline traffic and adverse weather. The Gulfstream IV/IV-SP is the holder of 67 distance, altitude and speed records for aircraft of its class including east-bound and west-bound around-the-world speed records (36 hours and 8 minutes (east-bound) and 45 hours and 25 minutes (west-bound)).

    The Company developed the SP (Special Performance) version of the Gulfstream IV with enhanced avionics, increased interior cabin width and height, and increased allowable landing weight, providing improved mission flexibility and allowing the Gulfstream IV-SP to fly multiple-leg trips without refueling.

    The Gulfstream IV-SP is equipped with two Rolls-Royce Tay fan jet engines which have commercial airline-proven reliability and performance. The Tay engines can operate 8,000 flight hours between major overhauls, producing aircraft operating costs for the Gulfstream IV-SP that the Company believes are comparable to those of its competitors. Additionally, the Gulfstream IV-SP, together with the Gulfstream IV and the Gulfstream V, are the only business jet aircraft combining an electronic "all glass cockpit" and an advanced avionics suite consisting of a fully integrated computerized flight management system, including a performance computer and automatic throttle systems.

    The list price for a completed Gulfstream IV-SP is currently approximately $28,600,000 (depending upon selected options). The Company provides a purchaser of a Gulfstream IV-SP with a 15 year or 15,000 flight hour warranty (whichever comes first) on the airframe structure and a 30 month warranty on most other parts (other than the engines). Rolls-Royce provides a direct 5 year or 2,500 flight hour warranty (whichever comes first) on the engines to purchasers of a new Gulfstream IV-SP. Since the first delivery of a Gulfstream IV in 1985, warranty claims on the Gulfstream IV and Gulfstream IV-SP have aggregated less than 1% of aggregate net revenues from the sales of Gulfstream IVs and Gulfstream IV-SPs.

    GULFSTREAM IV-MPA

    The Company has designed and manufactured the Gulfstream IV-MPA, a multi-purpose derivative of the Gulfstream IV (designated C20-G) procured by and in service for the U. S. Navy. The Gulfstream IV-MPA may be equipped with a six-foot wide cargo door and/or high density seating (up to 26 passengers). These aircraft have the capability to convert from a cargo configuration to a 26 passenger configuration in less than four hours. Depending upon the specific configuration, the Gulfstream IV-MPA's list price ranges from $28,600,000 to $32,600,000. There are currently 8 Gulfstream IV-MPAs in service. The Company believes that the Gulfstream IV-MPA and other special mission modifications of the Gulfstream IV-SP aircraft will be important products for meeting the needs of government operators, military organizations, civil authorities and intelligence gathering agencies.

    GULFSTREAM SHARES-REGISTERED TRADEMARK-

    The Company offers customers fractional ownership in Gulfstream IV-SP aircraft through a program established by the Company in 1995 in conjunction with EJI's NetJets-Registered Trademark- program. This program is designed to provide customers with the benefits of Gulfstream IV-SP aircraft ownership at a substantially lower cost than the purchase of an entire aircraft. The program significantly expands the market for Gulfstream IV-SP aircraft to include those customers whose aircraft usage patterns or financial resources do not justify or permit the direct purchase of a Gulfstream aircraft. The Gulfstream Shares-Registered Trademark- program, by teaming Gulfstream and EJI, has brought the Gulfstream name, quality, reputation and marketing infrastructure together with the operational experience and reputation of the founder and leader in the business jet aircraft fractional ownership market.

    The Gulfstream Shares-Registered Trademark- program is marketed by the Company. EJI purchases Gulfstream IV-SPs from the Company and then sells fractional ownership interests in such aircraft generally in one-eighth or one-quarter increments for which the customer receives 100 or 200 hours of flying time per year, respectively, with a guaranteed response time for pick-up of 10 hours or 6 hours, respectively. As of December 31, 1997, the Company had contracted to deliver to EJI 27 Gulfstream IV-SPs and 2 Gulfstream Vs in connection with the Gulfstream Shares-Registered Trademark- program, 15 of which had been delivered and 14 of which will be delivered through 2000. EJI also has an option to purchase two additional GIV-SPs. The customers enter into management and operating contracts with EJI which provide guaranteed services and operating costs. EJI's agreement with its customers provides for a term of 5 years with certain termination and renewal rights. There is no recourse to the Company under the provisions of these agreements or under the Company's contractual agreement with EJI.

    The Gulfstream IV-SP aircraft are maintained by the Company under a maintenance agreement with EJI. Further, under a lease arrangement, the Company provides EJI up to 3 pre-owned Gulfstream IV aircraft (which are included in the Company's pre-owned aircraft inventory) which make up EJI's core fleet and are used to facilitate EJI's meeting its response time and service guarantees. The Company has a proprietary agreement with EJI relating to the marketing activities and provision of the core fleet, pursuant to which the Company is reimbursed for certain marketing expenses and earns royalty fees on certain EJI revenues. The Company's marketing services agreement for Gulfstream Shares-Registered Trademark- has a term of three years from 1996 which can be extended by mutual agreement of the parties.

    In addition to providing the Company with an incremental source of revenues, the Company believes the Gulfstream Shares-Registered Trademark- program represents an important marketing tool. Fractional ownership provides the Company with a lower priced product that allows it to broaden its potential market and to create an entry level product for new Gulfstream customers. Fractional ownership also allows the Company to offer an interim solution for customers who have an immediate need for aircraft transportation and desire to purchase a whole aircraft, but must wait for delivery due to the order backlog.

    The Company is currently pursuing opportunities for international Gulfstream Shares-Registered Trademark- programs. In 1997, the Company and EJI announced the signing of letters of intent with a group of Middle East investors for the purchase of up to 12 Gulfstream IV-SP aircraft and the operation of a Middle East fractional ownership program.

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

    Gulfstream has increased its completion order rate on new aircraft as a percentage of green aircraft orders from 70% in 1990 to almost 100% in 1997. In an effort to simplify the selling process and to capture completion business, the Company currently markets its aircraft to customers on a completed basis. As part of this effort, the Company has developed an aircraft completion program that offers customers a customized interior using core standardized design elements. The use of these standardized elements allows the Company to more accurately predict and reduce costs, cut cycle times and increase consistency of production. This, together with its integrated marketing strategy, has allowed the Company to perform substantially all of the completion services for its green aircraft since 1993.

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

    The Company has obtained certification of Gulfstream IIIs, Gulfstream IVs and Gulfstream IV-SPs for use in the Commonwealth of Independent States (the former Soviet Union) as a part of the Company's efforts to develop select international markets through the introduction of lower priced, pre-owned Gulfstreams.

    AIRCRAFT SERVICES, PARTS AND TECHNICAL SUPPORT

    The Company is committed to supporting, servicing and expanding the Gulfstream aircraft fleet as part of its customer-oriented strategy. The Company provides worldwide service and support by integrating a network of Company-owned service centers, three levels of authorized third-party service providers, worldwide parts depots, worldwide service representatives and 24 hour-a-day technical/AOG (aircraft on the ground) support. The Company believes that the service business offers potential for future expansion and growth as the Gulfstream fleet grows and that the high level of service the Company provides results in significant repeat business.

    SERVICE CENTERS. The Company operates service centers in Savannah and Brunswick, Georgia and Long Beach, California for aircraft maintenance functions, including modifications and major repairs. In 1996, the Company opened a new 200,000 square foot, state-of-the-art, service facility in Savannah, Georgia, with capacity for 12 to 20 Gulfstream Vs and Gulfstream IVs. In 1997, the Company expanded the Service Center operations in Savannah to 24 hours a day, 7 days a week.

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

    PARTS. Parts are provided to aircraft owners through a network of five Company parts depots. Proprietary initiatives (including cancellation of discounts to third-party outlets, a gradual adjustment of parts pricing for high use items, and a gradual elimination of international price premiums) have been undertaken in the last three years to develop, improve and sustain the Company's competitive advantage in the fragmented parts market and to improve customer service levels.

    TECHNICAL INFORMATION. The Company markets aircraft support publications and technical documents to its customers and to third party service facilities. Additionally, a proprietary computerized maintenance program (CMP) is offered as a subscription service to customers for the management and tracking of the maintenance status of their aircraft. Approximately 95% of the Company's customers utilize this service. The Company has instituted a policy requiring third-party maintenance facilities to purchase factory technical support for scheduled maintenance performed on customer aircraft.

    SERVICECARE. In 1997, the Company introduced its ServiceCareSM program, the first comprehensive airframe, engine and avionics maintenance program to be offered in the business aircraft market, which provides customers of new Gulfstream IV-SPs with scheduled and unscheduled maintenance at guaranteed costs. Coverage is provided on a world-wide basis, with all work to be accomplished at Gulfstream or Gulfstream authorized service centers.

    AIRCRAFT MAINTENANCE SERVICES. The Company has developed a proactive marketing and sales effort in its maintenance services operations, which has supported an increase in market share to approximately 60% of the maintenance services market share for the Gulfstream fleet in 1997. The Company's estimated market share was approximately 55% in 1996.

    TRAINING AND FACILITIES. The Company provides pilot and maintenance training services to its customers as an integral component of the sale of new Gulfstream IV-SP, Gulfstream V and pre-owned Gulfstream aircraft. The Company has long-term agreements with FlightSafety International ("FSI") for the provision of this high quality training service.

    FSI maintains and operates training facilities co-located with the Company's Savannah and Long Beach operations. In 1997, FSI completed a new 65,000 square foot training facility adjacent to the Gulfstream Service Center in Savannah. This facility, which became operational in January 1998, contains 21 classrooms, 16 briefing rooms and four CPM (cockpit procedures modules) rooms. In addition, it houses simulators supporting the entire Gulfstream product line (Gulfstream I through Gulfstream V). Gulfstream, in conjunction with FSI, facilitates the operation of a Customer Training Advisory Board which provides direct customer and original equipment manufacturer input to FSI's training curriculums and course content.

    Additionally, pilot and maintenance training services are provided to Gulfstream customers by SimuFlite Training International ("SimuFlite") located at Dallas-Fort Worth International Airport, Texas. SimuFlite provides training services for Gulfstream II, Gulfstream III and Gulfstream IV aircraft. Gulfstream, in conjunction with SimuFlite, facilitates the operation of an additional Customer Training Advisory Board which provides direct customer and original equipment manufacturer input to SimuFlite training curriculums and course content.

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

    The financial products (including capital and operating leases, loans, tax advantaged leases, like-kind exchange options, and Export-Import Bank support) are provided on a competitive basis through a proprietary, private label relationship with a prominent provider of aircraft financing (the "Financing Provider"), that has full credit review and approval rights and assumes all credit risk with no recourse to the Company. Additionally, the Company and the Financing Provider have entered into a re-marketing arrangement which enables the Company to manage the resale of any Gulfstream aircraft whose lease financing period has ended. This private label agreement has a term of five years from 1996 with a minimum lending commitment of $250 million annually, and can be extended by mutual agreement of the parties. In 1997, over $300 million of aircraft were financed through this program.

    The Company believes that the access provided by GFSC to financing sources for customers throughout the world serves to expedite and increase sales of new and pre-owned aircraft and also enables the Company to effectively manage the residual values of the Gulfstream fleet.

    BACKLOG AND NEW ORDERS

    At December 31, 1997, the Company had a firm contract backlog of approximately $2.8 billion, representing a total of 45 contracts for Gulfstream Vs and 43 contracts for Gulfstream IV-SPs compared with $3.1 billion at the end of 1996, representing a total of 67 contracts for Gulfstream Vs and 27 contracts for Gulfstream IV-SPs. The Company includes an order in backlog only if the Company has entered into a purchase contract (with no contingencies) with the customer and has received a significant (generally non-refundable) deposit from the customer. Approximately 38% of the Company's contract backlog is scheduled for delivery beyond 1998.

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

    New orders for the Gulfstream V and the Gulfstream IV-SP totaled 7 and 39, respectively in 1997, 21 and 44, respectively, in 1996, and 12 and 30, respectively in 1995. Orders tend to vary from year to year reflecting a number of factors, including competitive circumstances, worldwide economic and geopolitical conditions and the timing of customer decisions in placing new orders due to budget planning and specific transportation needs.

    CUSTOMERS AND MARKETING

    The majority of the Company's aircraft are sold to national and multinational corporations and governments. Gulfstream's aircraft are operated by customers in a wide spectrum of industries and customer groups, including: pharmaceuticals, consumer goods, high technology, energy, industrial manufacturing, finance, insurance, real estate, mining, transportation, communications, public utilities, retail trade, the United States government, other sovereign entities, and individuals Seventy percent of the Gulfstream fleet is based in North America and 30% of the fleet is based in 45 countries worldwide. Current owners of Gulfstream aircraft include 31 of the Fortune 50 companies and 117 of the Fortune 500 companies. In addition, the United States government, including all branches of the United States military, and 38 foreign governments operate Gulfstream aircraft. Gulfstream aircraft provide air transportation for the President, Vice President and other senior members of the United States government. Over 42 Gulfstream aircraft are currently in operation with various United States government agencies, including the FAA.

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

    Gulfstream operates an International Advisory Board of 14 prominent international business executives and senior statesmen to advise the Company on international activities in support of the Company's strategic initiatives to further penetrate the international markets.

    The Company's marketing and communications program is a carefully integrated combination of business and trade advertising, direct mail, press coverage, trade shows and special events. These activities are specifically developed to create personal selling opportunities for the sales team and senior management with assistance from the Board of Directors and International Advisory Board.

    The Company has 22 sales executives located both in North America and around the world. Internationally, the Company also utilizes independent agents who facilitate transactions in selected local markets.

    The Company pursues government and special mission business opportunities worldwide with a four person sales team located in Washington, D.C. These sales executives are specifically suited by their background and experience to deal with military and government customers. The Company's government relations function also involves two people with experience in regulatory, legislative and appropriations processes essential to the conduct of the Company's business with the United States government.

    The Company's export sales by geographical area and sales to major customers, are included on page 36 of Gulfstream's 1997 Annual Report , which information is incorporated herein by reference.

    COMPETITION

    The business aircraft market generally is divided into four segments (light, medium, large and ultra-long range) of aircraft either designed or converted for business use.

    The Gulfstream IV-SP competes in the large cabin business jet aircraft market segment, principally with Dassault Aviation S.A. and Bombardier. The Gulfstream V competes in the ultra-long range business jet aircraft market segment, primarily with the Global Express which is being marketed by Canadair, a subsidiary of Bombardier, and which is scheduled for certification in the second quarter 1998. In July 1996, Boeing, in partnership with General Electric Co., publicly announced that it intends to begin to market a version of the Boeing 737 into the ultra-long range business jet aircraft market segment. Boeing has indicated that it expects that this aircraft could be available for delivery in late 1998 or 1999. In addition, Airbus Industrie announced in June 1997 that it intends to manufacture a version of the A319CJ for the ultra-long range business jet market and expects certification and delivery of this aircraft in early 1999. The Company's competitors may have access to greater resources (including, in certain cases, governmental subsidies) than are available to the Company. The Company believes, however, that it competes favorably with its competitors on the basis of the performance characteristics of its aircraft, the quality, range and timeliness of the service it provides and its innovative marketing techniques, and that it has the leading market share in both the large cabin and ultra-long range business jet aircraft market segments. The Company believes its aircraft's operating costs are comparable to or lower than those of its competitors and that its products are competitively priced.

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

    Information regarding the Company's research and development expenditures is contained on pages 21 and 22 of Gulfstream's 1997 Annual Report, which information is incorporated herein by reference.

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

PAST AIRCRAFT PRODUCT OFFERINGS

    GULFSTREAM IV

    The Gulfstream IV, launched in 1983, has a range of 4,220 nautical miles and was the first truly intercontinental business jet aircraft. The Gulfstream IV was designed and built to incorporate the most current technologies in aerodynamics, propulsion, digital electronics and automated flight management systems and represented a significant technological advancement over the Gulfstream III and every other business jet aircraft available at the time. Like the Gulfstream IV-SP, the Gulfstream IV is equipped with twin Rolls-Royce Tay engines and an advanced avionics suite. The Gulfstream IV meets current FAA Stage 3 and ICAO Chapter 3 noise limits. The Company produced 213 Gulfstream IVs from 1985 through 1992, 99% of which remain in service.

    GULFSTREAM III

    In December 1979, the Company introduced the Gulfstream III, a twin-engine fan-jet aircraft powered by two Rolls-Royce Spey engines with a cabin accommodating up to 19 passengers, a range of 3,600 nautical miles and a cruising speed of Mach .80. The Gulfstream III incorporated an advanced design utilizing NASA developed winglet technology to provide greater range and fuel efficiency than the Gulfstream II. When production ended in January 1987, 202 Gulfstream IIIs had been built, 98% of which remain in service.

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

    GULFSTREAM I

    The Company's product line originated in 1958 with the introduction of the Gulfstream I, a large twin-engine turboprop powered aircraft built by Grumman which was the first aircraft of its size and type designed specifically for business use. The Gulfstream I is powered by Rolls-Royce Dart engines and has a range of more than 1,700 miles. When production of the Gulfstream I ended in 1966, 200 Gulfstream Is had been built, 69% of which remain in service.

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

    EMPLOYEES

    At March 1, 1998, the Company employed approximately 5,800 persons, of whom approximately 4,100 were employed at the Company's Savannah, Georgia facility, 100 were employed at the Brunswick, Georgia facility, 650 were employed at the Bethany, Oklahoma facility, 600 were employed at the Long Beach, California facility and 380 were employed at the Mexicali, Mexico facility. None of the workers at the Savannah, Brunswick, Long Beach, or Mexicali facilities are unionized. In 1996, the Company entered into a 5-year contract with the International Union of United Automobile, Aerospace & Agricultural Implement Workers of America, which represents certain of the Company's employees at its Bethany, Oklahoma plant. The Company considers its overall employee relations to be good.

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

    The Company's expenses for remedial environmental matters and capital outlays for environmental compliance were less than $1.0 million in 1997.

    The Company has been named as a Potentially Responsible Party with respect to two cleanup sites, one operated by the Mountaineer Refinery and the other operated by Omega Chemical Company. Based on the Company's limited involvement with such sites, the Company believes that it will not incur material costs in respect of such cleanup sites.

    The Company is currently engaged in the monitoring and cleanup of certain groundwater at its Savannah facility under the oversight of the Georgia Department of Natural Resources. The continuing expenses for the cleanup are not expected to be material. The Company believes other aspects of the Savannah facility, as well as other Gulfstream properties, are being carefully monitored and are in substantial compliance with current federal, state and local environmental regulations.

    The Savannah facility has been in existence for 31 years. Like the Savannah facility, certain of the Company's other facilities have been in operation for a number of years and, over such time, these facilities have used substances or generated and disposed of wastes which are or may be considered hazardous. As a result, it is possible that the Company could become subject to additional environmental liabilities in the future in connection with these sites.

ITEM 2. PROPERTIES

    The Company's production and service facilities are located in Savannah and Brunswick, Georgia; Bethany, Oklahoma; Long Beach, California; and Mexicali, Mexico.

    The Savannah facility occupies approximately 1,500,000 square feet and is the location of the Company's corporate offices. Functions performed at the Savannah complex include Gulfstream IV-SP and Gulfstream V manufacturing, assembly and completion, product support, service, repair and overhaul of customer-owned Gulfstream aircraft and new product design, engineering and development. The Savannah completion center, occupying approximately 140,000 square feet, is adjacent to the aircraft production line and simultaneously accommodates completion of up to 10 Gulfstream IV-SP or six Gulfstream V aircraft. All of the land and buildings constituting the Savannah facility are owned by the Company.

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

    The Company leases approximately 53,000 square feet of hangar and adjacent office space in Brunswick, Georgia. The Brunswick facility is both a service center facility and completion facility and has the capacity for four aircraft. The lease term, which is renewable annually at Gulfstream's option, extends to May 1998.

    The Bethany facility occupies approximately 500,000 square feet, all of which are in buildings leased under leases expiring in 2007. At the Bethany facility, the Company manufactures over 17,000 different detail parts for the Gulfstream IV-SP and over 13,000 for the Gulfstream V.

    The 250,000 square foot Long Beach facility consists of completion facilities, which have capacity for eight aircraft, service center facilities, which have capacity for seven aircraft, and design and administrative functions. The Company owns the buildings and leases the land; the lease expires in 2014.

    During 1997, the Company entered into a lease for an additional 62,000 square foot hangar building located on the same airport and in close proximity to the Long Beach facility. The hangar is used for both service and completion operations and has a capacity for six aircraft; the lease expires in 1999. The Company continues to lease an adjacent facility of approximately 22,000 square feet used as a completion facility with a capacity for two aircraft; the lease expires in 2000. Also during 1997, the Long Beach facility expanded further by completing a 59,000 square foot aircraft paint facility. The Company owns this building, and leases the land at this facility; the lease expires in 2007. The expansions described above are part of the Company's overall plan to more than double the 1996 annual production levels to approximately 60 Gulfstream V and Gulfstream IV-SP aircraft by 1999. See "Liquidity and Capital Resources" included on page 22 of Gulfstream's 1997 Annual Report.

    The Company's Mexicali, Mexico plant occupies approximately 50,000 square feet of leased space under leases expiring in December 1998 and assembles electrical products, including wire harnesses, used in Gulfstream production, and performs repair and service operations.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a defendant in a lawsuit instituted on December 12, 1992 and pending in Oklahoma styled KMC LEASING, INC. ET AL. V. GULFSTREAM AEROSPACE CORPORATION ET AL. (District Court, State of Oklahoma, Oklahoma County, Case No. CJ 92 10313). This action, which may be certified as a class action on behalf of twin-engine Commander aircraft owners, arises from claims relating to potential damage from corrosion and fatigue fractures on wing spars and requirements to inspect and possibly replace wing spars in those aircraft. While there are currently more than 2,000 twin engine Commander aircraft owners, all of these owners will not qualify as members of any such class. This product line was discontinued in 1985 and sold during 1989. This lawsuit is not an insured claim. Other than an allegation that the plaintiffs' damages exceed jurisdictional requirements, the plaintiffs have not specified a dollar value of the extent of their damages. The Company believes it has meritorious defenses to all these claims based upon the facts that underlie them. The Company does not expect the results in this action to have a material adverse effect on its financial condition or results of operations. Although there are other lawsuits pending involving the Company's discontinued light aircraft product lines, those claims are (i) covered by the General Aviation Revitalization Act of 1994, which is a federal statute of repose, (ii) the responsibility of the purchasers of those light aircraft product lines, or (iii) covered by the Company's product liability insurance. There are no accident or incident claims pending with respect to any Gulfstream jet aircraft.

    The Company maintains product liability insurance coverage of $500 million per occurrence and in the aggregate per year, subject to $10 million of self-insurance retention. Management believes this coverage is adequate. The Company has paid $500,000, other than claim expenses and insurance premiums, with respect to product liability occurrences taking place since January 1, 1991.

    The Company is involved in tax audits by the Internal Revenue Service covering the years 1990 through 1994. The revenue agent's reports include several proposed adjustments involving the deductibility of certain compensation expense, items relating to the initial capitalization of the Company, the allocation of the original purchase price for the acquisition by the Company of the Gulfstream business, including the treatment of advance payments with respect to and the cost of aircraft that were in backlog at the time of the acquisition, and the amortization of amounts allocated to intangible assets. The Company believes that the ultimate resolution of these issues will not have a material adverse effect on its financial statements because the financial statements already reflect what the Company currently believes is the expected loss of benefit arising from the resolution of these issues. However, because the revenue agent's reports are proposing adjustments in amounts materially in excess of what the Company has reflected in its financial statements and because it may take several years to resolve the disputed matters, the ultimate extent of the Company's expected loss of benefit and the liability with respect to these matters cannot be predicted with certainty and no assurance can be given that the Company's financial position or results of operations will not be adversely affected.

    The Company is also involved in other litigation, including product and general liability matters, and governmental proceedings arising in the ordinary course of its business, the ultimate disposition of which in the opinion of the Company's management, will not have a material adverse effect on the financial position or results of operations of the Company.

    See also Item 1. Business "Environmental".

    FORWARD-LOOKING INFORMATION IS SUBJECT TO RISKS AND UNCERTAINTY

    Certain statements contained in or incorporated by reference in this Form 10-K contain forward-looking information. These forward-looking statements are subject to risks and uncertainties. Actual results might differ materially from those projected in the forward-looking statements. Additional information concerning factors that could cause actual results to materially differ from those contained in the forward-looking statements is contained in Exhibit 99, CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 to this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Information required by this item is contained on page 39 of Gulfstream's 1997 Annual Report, which information is incorporated herein by reference. The Company's Credit Agreement restricts its ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

    The following table summarizes certain selected financial data for each of the five years in the period ended December 31, 1997. The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto, incorporated herein by reference.

                                                                    YEAR ENDED DECEMBER 31,
                                               ------------------------------------------------------------------
                                                   1997          1996          1995         1994         1993
                                               ------------  ------------  ------------  ----------  ------------

                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues.................................  $  1,903,494  $  1,063,713  $  1,041,514  $  901,638  $    887,113
                                               ------------  ------------  ------------  ----------  ------------
Costs and expenses:
  Cost of sales..............................     1,557,250       839,254       835,547     710,554       737,361
  Selling and administrative expenses........        97,499        99,452        93,239      82,180        97,011
  Stock option and compensation expense......         1,640         7,186
  Research and development expense...........        10,792        58,118        63,098      57,438        47,990
  Amortization of intangibles and deferred
    charges..................................         7,347         9,434         7,540       7,583        27,613
  Restructuring charge (1)...................                                                             203,911
                                               ------------  ------------  ------------  ----------  ------------
Total costs and expenses.....................     1,674,798     1,013,444       999,424     857,755     1,113,886
                                               ------------  ------------  ------------  ----------  ------------
Income (loss) from operations................       228,696        50,269        42,090      43,883      (226,773)
  Interest income............................        11,532        14,605         5,508         367           486
  Interest expense...........................       (31,159)      (17,909)      (18,704)    (20,686)      (48,940)
                                               ------------  ------------  ------------  ----------  ------------
Net income (loss) before income taxes........       209,069        46,965        28,894      23,564      (275,227)
                                               ------------  ------------  ------------  ----------  ------------
Income tax expense (benefit) (2).............       (33,942)      --            --           --           --
  Net income (loss)..........................  $    243,011  $     46,965  $     28,894  $   23,564  $   (275,227)
                                               ------------  ------------  ------------  ----------  ------------
                                               ------------  ------------  ------------  ----------  ------------
Earnings Per Share:
Net income per share--basic (3)..............  $       3.28  $        .64  $        .39
                  --diluted (3)..............  $       3.12  $        .60  $        .37

------------------------

(1) The Company recorded a charge for a restructuring plan based upon the Company's reassessment of its business plan and its products from which it has realized improved operating efficiencies, reduced costs, and increased overall profitability.

(2) The Company recorded an income tax benefit net of $33.9 million for 1997. In the third quarter of 1997, the Company released its deferred tax valuation allowance, totaling $94.2 million. Of this amount, $29.4 million related to the exercise of stock options and was credited to additional paid-in capital and $64.8 million was recorded as a one-time non-cash income tax benefit. The Company had available at December 31, 1997 net operating loss carryforwards for regular federal income tax purposes of approximately $65.0 million, which will begin expiring in 2006.

(3) Net income per share ("EPS") information for 1995 and 1996 is based on historical unadjusted net income divided by pro forma weighted average number of shares. Shares included for basic EPS give retroactive effect to the Recapitalization, the shares issued to option holders upon the exercise of options at the date of the Offering, and the shares issued pursuant to the Offering (all of which are described in Note 10 to the consolidated financial statements) as if such transactions had occurred at the beginning of the period. Diluted EPS further includes the effects of options granted in 1995 and 1996 as if such options had been outstanding for all periods presented. See also Note 14 to the consolidated financial statements for a reconciliation of per share data.

                                                                      YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------------
                                                       1997          1996         1995        1994        1993
                                                   ------------  ------------  ----------  ----------  ----------

                                                               (IN THOUSANDS, EXCEPT OPERATING DATA)
BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital................................  $    295,811  $    138,091  $  356,976  $  301,913  $  302,369
  Total assets...................................     1,473,667     1,313,215     981,253     745,761     799,470
  Total debt (1) (2).............................       380,000       400,000     146,331     178,145     206,145
  Total stockholders' equity (deficit) (1).......        92,757      (188,811)    217,540     188,950     164,395

OPERATING DATA:
  Depreciation and amortization..................  $     33,022  $     26,910  $   23,094  $   24,151  $   47,866

OPERATING DATA:
  Units delivered during period:
    Gulfstream IV/IV-SP..........................            22            24          26          22          26
    Gulfstream V.................................            29             3           0           0           0
                                                   ------------  ------------  ----------  ----------  ----------
    Total deliveries.............................            51            27          26          22          26

  Units ordered during period:
    Gulfstream IV/IV-SP..........................            39            44          30          25          26
    Gulfstream V.................................             7            21          12          16          17
                                                   ------------  ------------  ----------  ----------  ----------
    Total orders.................................            46            65          42          41          43

  Units in backlog at end of period:
    Gulfstream IV/IV-SP (3)......................            43            27           7           3           3
    Gulfstream V (4).............................            45            67          50          40          24
                                                   ------------  ------------  ----------  ----------  ----------
    Total backlog (5)............................            88            94          57          43          27

ESTIMATED BACKLOG (in billions) (3)(4)(5)........  $        2.8  $        3.1  $      1.9  $      1.5  $      0.9

------------------------

(1) Total stockholders' equity and total debt at December 31, 1996 gives effect to the Recapitalization and Offering which occurred during the fourth quarter 1996. See "Liquidity and Capital Resources" on page 22 of the 1997 Annual Report.

(2) During November 1993, the Company converted $469 million of subordinated debentures (including accrued interest) to 7% Cumulative Preferred Stock in connection with the 1993 recapitalization.

(3) Net of cancellations of 1 in 1997 and 3 in 1994, which generally relate to orders placed in prior years.

(4) Net of cancellations of 1, 2 and 1 in 1996, 1995 and 1993, respectively, which generally relate to orders placed in prior years.

(5) See "Contractual Backlog" on page 24 of the 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information required by this Item is included in Management's Discussion and Analysis on pages 20 to 25 of Gulfstream's 1997 Annual Report, incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information required by this Item is included in the consolidated financial statements of the Company for the years ended December 31, 1997, 1996 and 1995, the notes to the consolidated financial statements, and the report of independent accountants thereon on pages 26 to 38 of the 1997 Annual Report, and in the Company's unaudited quarterly financial data for the years ended December 31, 1997 and 1996 on page 39 of Gulfstream's 1997 Annual Report, incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this Item is included in the 1998 Proxy Statement in the section captioned "Election of Directors," and such information is incorporated herein by reference. Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the 1998 Proxy Statement in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance," and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required by this Item is included in the 1998 Proxy Statement in the sections captioned "Further Information Concerning the Board of the Directors and Committees--Compensation Committee Interlocks and Insider Participation" and "--Director Compensation" and in the section captioned "Compensation of Executive Officers" (other than the subsections thereof captioned "Committee Reports on Executive Compensation" and "Performance Graph"), and such information (other than the subsections thereof captioned "Committee Reports on Executive Compensation" and "Performance Graph") is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item is included in the 1998 Proxy Statement in the section captioned "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this Item is included in the 1998 Proxy Statement in the sections captioned "Further Information Concerning the Board of the Directors and Committees--Compensation Committee Interlocks and Insider Participation" and "Certain Transactions," and such information is incorporated herein by reference. See also, Note 11 to the consolidated financial statements on page 36 of Gulfstream's 1997 Annual Report.

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                             1997
                                                                                            FORM 10-K    ANNUAL REPORT
                                                                                              (PAGE)        ( PAGE)
                                                                                            ----------  ---------------
(a)        FINANCIAL STATEMENTS
             Consolidated Balance Sheets at December 31, 1997
               and December 31, 1996......................................................                        26
             For the years ended December 31, 1997, 1996, and 1995:
               Consolidated Statements of Income..........................................                        27
               Consolidated Statements of Stockholders' Equity............................                        28
               Consolidated Statements of Cash Flows......................................                        29
               Notes to Consolidated Financial Statements.................................                     30-37
             Report of Independent Accountants............................................                        38
             Supplementary Information (Unaudited)
               Quarterly Financial Results for 1997 and 1996..............................                        39

           FINANCIAL STATEMENT SCHEDULES
             Report of Independent Accountants............................................          20
               I. Condensed financial information.........................................       21-22
               II. Valuation and qualifying accounts......................................          23

    All other schedules have been omitted because they are not applicable, not required or the information required is included in the consolidated financial statements or notes thereof.

           EXHIBITS

    The exhibits are listed in the accompanying Index to Exhibits on pages 27 to 29.

(b)        REPORTS ON FORM 8-K
    None

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Gulfstream Aerospace Corporation:

    We have audited the consolidated balance sheets of Gulfstream Aerospace Corporation and subsidiaries (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the three years in the period ended December 31, 1997, and have issued our report thereon dated January 30, 1998; such financial statements and report are included in the Company's 1997 Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 14 of Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
January 30, 1998

                        GULFSTREAM AEROSPACE CORPORATION
                             (PARENT COMPANY ONLY)

                   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                           ASSETS
                                                                          1997       1996
                                                                        ---------  ---------
Investment in subsidiary..............................................  $ 200,895  $ (87,393)
                                                                        ---------  ---------
    Total Assets......................................................    200,895    (87,393)
                                                                        ---------  ---------
                                                                        ---------  ---------
                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          1997       1996
                                                                        ---------  ---------
Payable to subsidiary.................................................  $   8,138  $   1,418
Note Payable to subsidiary............................................    100,000    100,000
                                                                        ---------  ---------
    Total liabilities.................................................    108,138    101,418
                                                                        ---------  ---------
Stockholders' equity:
  Preferred stock; Series A, 7% Cumulative; $.01 par value; 20,000,000 shares authorized;
    no shares outstanding in 1997 and 100 shares issued in 1996.......     --         --
  Common stock; $.01 par value; 300,000,000 shares authorized;
    86,522,089 shares
    issued in 1997 and 85,890,212 shares issued in 1996...............        865        859
Additional paid-in capital............................................    370,258    333,686
Accumulated deficit...................................................   (225,960)  (468,971)
Minimum pension liability.............................................       (762)    (1,464)
Unamortized stock plan expense........................................     (1,115)    (2,432)
Less: Treasury stock: 11,978,439 shares in 1997 and 1996..............    (50,489)   (50,489)
                                                                        ---------  ---------
    Total stockholders' equity........................................     92,757   (188,811)
                                                                        ---------  ---------
Total Liabilities and Stockholders' Equity............................  $ 200,895  $ (87,393)
                                                                        ---------  ---------
                                                                        ---------  ---------

------------------------

Notes:

(1) The Company accounts for its investment in its subsidiary using the equity method of accounting.

(2) The Company received cash dividends in 1996 of approximately $355.0 million from its subsidiary in satisfaction of intercompany balances.

See notes to consolidated financial statements included in the 1997 Annual Report, incorporated herein by reference.

                        GULFSTREAM AEROSPACE CORPORATION
                             (PARENT COMPANY ONLY)

                   SCHEDULE I -- CONDENSED FINANCIAL INFORMATION

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                     1997       1996       1995
                                                                                  ----------  ---------  ---------
Interest expense................................................................  $   (6,720) $  (1,418) $  --
Net income of subsidiary........................................................     249,731     48,383     28,894
                                                                                  ----------  ---------  ---------
Net income......................................................................  $  243,011  $  46,965  $  28,894
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

------------------------

Statements of cash flows are not presented since the Company had no cash flows from operations.

See notes to consolidated financial statements included in the 1997 Annual Report, incorporated herein by reference.

                        GULFSTREAM AEROSPACE CORPORATION
          SCHEDULE II -- CONDENSED SCHEDULE OF VALUATION AND QUALIFYING
         ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997
                                 (IN THOUSANDS)

                                                                 BALANCE AT   CHARGED TO                      BALANCE
                                                                  BEGINNING    COSTS AND                     AT END OF
DESCRIPTION                                                       OF PERIOD    EXPENSES    DEDUCTIONS (1)     PERIOD
---------------------------------------------------------------  -----------  -----------  ---------------  -----------
Allowance for Doubtful Accounts:
  Year ended December 31, 1995.................................   $   1,312    $   2,506      $     381      $   3,437
  Year ended December 31, 1996.................................       3,437          344            538          3,243
  Year ended December 31, 1997.................................   $   3,243    $  (1,588)     $     511      $   1,144

------------------------

(1) Deductions from the allowance for doubtful accounts represent the write-off of uncollectible accounts.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March 1998.

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

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

  /s/ THEODORE J. FORSTMANN     Chairman of the Board;
------------------------------    Director                    March 25, 1998
    Theodore J. Forstmann

   /s/ W. W. BOISTURE, JR.      Executive Vice President;
------------------------------    Director                    March 25, 1998
     W. W. Boisture, Jr.

                                Executive Vice President,
                                  Chief Financial Officer
      /s/ CHRIS A. DAVIS          and Secretary; Director
------------------------------    (Principal Financial        March 25, 1998
        Chris A. Davis            Officer and Principal
                                  Accounting Officer)

     /s/ JAMES T. JOHNSON       President and Chief
------------------------------    Operating Officer;          March 25, 1998
       James T. Johnson           Director

      /s/ BRYAN T. MOSS         Vice Chairman of the Board;
------------------------------    Director                    March 25, 1998
        Bryan T. Moss

     /s/ ROBERT ANDERSON        Director
------------------------------                                March 11, 1998
       Robert Anderson

    /s/ CHARLOTTE L. BEERS      Director
------------------------------                                March 25, 1998
      Charlotte L. Beers

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

   /s/ THOMAS D. BELL, JR.      Director
------------------------------                                March 25, 1998
     Thomas D. Bell, Jr.

      /s/ LYNN FORESTER         Director
------------------------------                                March 25, 1998
        Lynn Forester

  /s/ NICHOLAS C. FORSTMANN     Director
------------------------------                                March 25, 1998
    Nicholas C. Forstmann

    /s/ SANDRA J. HORBACH       Director
------------------------------                                March 25, 1998
      Sandra J. Horbach

    /s/ HENRY A. KISSINGER      Director
------------------------------                                March 25, 1998
      Henry A. Kissinger

        /s/ DREW LEWIS          Director
------------------------------                                March 25, 1998
          Drew Lewis

    /s/ MARK H. MCCORMACK       Director
------------------------------                                March 25, 1998
      Mark H. McCormack

     /s/ MICHAEL S. OVITZ       Director
------------------------------                                March 25, 1998
       Michael S. Ovitz

     /s/ ALLEN E. PAULSON       Director
------------------------------                                March 25, 1998
       Allen E. Paulson

     /s/ ROGER S. PENSKE        Director
------------------------------                                March 25, 1998
       Roger S. Penske

     /s/ COLIN L. POWELL        Director
------------------------------                                March 25, 1998
       Colin L. Powell

     /s/ GERARD R. ROCHE        Director
------------------------------                                March 10, 1998
       Gerard R. Roche
                                     25

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

    /s/ DONALD H. RUMSFELD      Director
------------------------------                                March 25, 1998
      Donald H. Rumsfeld

     /s/ GEORGE P. SHULTZ       Director
------------------------------                                March 25, 1998
       George P. Shultz

    /s/ ROBERT S. STRAUSS       Director
------------------------------                                March 25, 1998
      Robert S. Strauss

                        GULFSTREAM AEROSPACE CORPORATION
                               INDEX TO EXHIBITS

 EXHIBIT                                                    DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------

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

      10.2   First Amendment to GAC Pension Plan, dated December 10, 1996. (Incorporated herein by reference to
             Exhibit 10.2 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)A

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

      10.8   [Reserved]

      10.9   Form of Employee Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.9 of
             Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)A

      10.10  Form of Employee Stockholder's Agreement. (Incorporated herein by reference to Exhibit 10.10 of
             Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)A

      10.11  Lease Agreement, dated as of February 22, 1995, between Oklahoma City Airport Trust and Gulfstream
             Aerospace Corporation.*

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

 EXHIBIT                                                    DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
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

      10.24  Outfitted Gulfstream V Sales Agreement dated June 13, 1997 between Gulfstream Aerospace Corporation and
             Allen E. Paulson. (Incorporated herein by reference to Exhibit 10.24 of Registrant's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1997.)

      10.25  Marketing Services Agreement dated June 13, 1997 between Gulfstream Aerospace Corporation and Allen E.
             Paulson. (Incorporated herein by reference to Exhibit 10.25 of Registrant's Quarterly Report on Form 10-Q
             for the quarter ended June 30, 1997.)

      10.26  Gulfstream IV Aircraft Purchase Agreement and amendment to Outfitted Gulfstream V Sales Agreement dated
             August 1, 1997 between Gulfstream Aerospace Corporation and Allen E. Paulson. (Incorporated herein by reference to Exhibit 10.26 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
             1997.)
      10.27  Amended and Restated Gulfstream Aerospace Corporation 1990 Stock Option Plan, as further amended through
             July 30, 1997. (Incorporated herein by reference to Exhibit 10.27 of Registrant's Quarterly Report on
             Form 10-Q for the quarter ended June 30, 1997.)A


 EXHIBIT                                                    DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
      10.28  Amendment dated December 24, 1997 to Credit Agreement among Gulfstream Delaware Corporation, The Chase
             Manhattan Bank, and the banks and other financial institutions parties thereto.*

      10.29  Agreement dated December 24, 1997 between Gulfstream Aerospace Corporation and its wholly owned subsidiaries, Gulfstream Delaware Corporation, Gulfstream Aerospace Corporation, a Georgia Corporation
             and the Pension Benefit Guaranty Corporation.*

      10.30  Lease Agreement, dated April 11, 1997, between Aeroplex Aviation and Gulfstream Aerospace Corporation.*

      13.1   Annual Report to Stockholders for fiscal year ended December 31, 1997. (The 1997 Annual Report, except for those portions thereof which are expressly incorporated by references in this Annual Report on Form
             10-K, is being furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.)*

      21.1   Subsidiaries of the Company (Incorporated herein by reference to Exhibit 21.1 of Registrant's
             Registration Statement on Form S-1, No. 333-09827.)

      27.1   Financial Data Schedule--Fiscal 1997.*

      27.2   Restated Financial Data Schedule--Fiscal 1996 and Third Quarter
             1996.*

      27.3   Restated Financial Data Schedule--First, Second and Third Quarter
             1997.*

      99.1   Cautionary Statement for Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation
             Reform Act of 1995.*

------------------------

A  Management contract or compensatory plan.

*   Filed herewith.