Form 10-Q
period 1998-03-31
GULFSTREAM AEROSPACE CORP
filed 1998-05-08
CIK 715355

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998



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
                      IRS identification number: 13-3554834


                               ------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
______                                                                ---

     As of May 1, 1998, there were 72,680,919 shares of Gulfstream Aerospace Corporation Common Stock outstanding.

===============================================================================

             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES



                                   INDEX



                       PART I. FINANCIAL INFORMATION


                                                                Page No.
                                                                ---------

Item 1.  Consolidated Financial Statements:

               Consolidated Balance Sheets
                March 31, 1998 and December 31,
                1997............................................      3

               Consolidated Statements of Income
                Three months ended March 31, 1998 and
                1997............................................      4

               Consolidated Statement of Stockholders' Equity
                Three months ended March 31,
                1998............................................      5

               Consolidated Statements of Cash Flows
                Three months ended March 31, 1998 and
                1997............................................      6

               Notes to Consolidated Financial
                Statements.....................................      7-9


Item 2.  Management's Discussion and Analysis of Financial         10-12
           Condition and Results of Operations




                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................       13

Item 2.  Changes in  Securities................................       13

Item 3.  Defaults upon Senior Securities.......................       13

Item 4.  Submission of Matters to a Vote of Security
           Holders..........................................          13

Item 5.  Other Information......................................      13

Item 6.  Exhibits and Reports on Form 8-K.......................      14

         Signature..............................................      14


             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                        Consolidated Balance Sheets
                     (In thousands, except share data)
                                (Unaudited)


                                         March 31,       December 31,
                                           1998            1997
                                        -----------      -----------
Assets

Cash and cash equivalents                $  183,214     $  306,451
Accounts  receivable (less allowance
  for doubtful accounts:
  $1,109 and $1,144)                        141,445        177,228
Inventories                                 708,545        629,876
Deferred income taxes                        19,372         33,795
Prepaids and other assets                     7,466         11,318
                                         ----------     ----------
 Total current assets                     1,060,042      1,158,668

Property and equipment, net                 133,744        134,611
Tooling,  net  of  accumulated
 amortization: $9,500 and $7,680             41,759         43,471

Goodwill,  net of  accumulated
 amortization: $8,735 and $8,433             38,655         38,957

Other intangible assets, net                 49,217         50,485
Deferred income taxes                        31,700         32,950
Other assets and deferred charges            14,528         14,525
                                         ----------     ----------

Total Assets                             $1,369,645     $1,473,667
                                         ==========     ==========


Liabilities and Stockholders' Equity
Current portion of long-term debt     $      75,000   $      75,000
Accounts payable                            164,854         147,618
Accrued liabilities                          91,450          93,798
Customer deposits--current portion          471,538         546,441
                                      -------------   -------------
  Total current liabilities                 802,842         862,857
Long-term debt                              286,250         305,000
Accrued postretirement benefit cost         116,885         115,405
Customer deposits--long-term                 85,869          88,075
Other long-term liabilities                   8,826           9,573
Commitments and contingencies
Stockholders' equity
 Common stock; $.01 par value;
 300,000,000   shares authorized;
 87,133,546 shares issued
 in 1998 and 86,522,089 share
 issued in 1997                                 871             865
 Additional paid-in capital                 380,237         370,258
Accumulated deficit                        (185,479)       (225,960)
Minimum pension liability                      (762)           (762)
Unamortized stock plan expense                 (826)         (1,155)
Less:  Treasury stock:
 14,463,439 shares  in 1998 and
 11,978,439 shares in 1997                 (125,068)        (50,489)
                                      -------------   -------------
Total stockholders' equity                   68,973          92,757
                                      -------------   -------------
Total Liabilities and Stockholders'
 Equity                               $   1,369,645   $   1,473,667
                                      =============   =============




See notes to consolidated financial statements



             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Income
                   (In thousands, except per share data)
                                (Unaudited)




                                      Three months ended
                                           March 31,
                                     ----------------------
                                       1998        1997
                                     ----------  ----------
Net revenues                         $ 503,407   $ 375,626
Cost and expenses
  Cost of sales                        404,069     305,152
  Selling and administrative            25,942      22,615
  Stock option compensation expense        329         522
  Research and development               1,945      (1,520)
  Amortization of intangibles
  and deferred charges                   1,876       1,820
                                     ---------   ---------
    Total costs and expenses         $ 434,161   $ 328,589
                                     ---------   ---------
Income from operations                  69,246      47,037
Interest income                          2,522       3,123
Interest expense                        (6,999)     (8,130)
                                     ---------   ---------
Income before income taxes              64,769      42,030
Income tax expense                      24,288       2,000
Net income                           $  40,481   $  40,030
                                     =========   =========
Earnings per share:
 Net income per share-basic          $     .56   $     .54
                                     =========   =========
 Net income per share-diluted        $     .54   $     .51
                                     =========   =========

See notes to consolidated financial statements




             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

               Consolidated Statement of Stockholders' Equity
                               (In thousands)
                                (Unaudited)


                                                                     Unamortized
                                     Additional           Minimum    Stock         Total
                            Common   Paid-In  Accumulated Pension    Plan          Treasury   Stockholders'
                            Stock    Capital  Deficit     Liability  Expense       Stock      Equity
                            ----------------------------------------------------------------------
BALANCE AS OF
DECEMBER 31, 1997          $865  $370,258  $(225,960)      $(762)   $(1,155)     $(50,489)    $92,757
Net income                                     40,481                                          40,481
Amortization of stock plan
expense                                                                 329                       329
Tax benefit of exercised
common stock options                7,989                                                       7,989
Exercise of common stock
options                       6     1,990                                                       1,996
Purchase of treasury stock                                                        (74,579)    (74,579)
                            --------------------------------------------------------------------------

BALANCE AS OF
MARCH 31, 1998              $871   $380,237  $(185,479)     $(762)    $ (826)    $(125,068)    $68,973
                            ====   ========  =========       =====     ======     =========    =======


See notes to consolidated financial statements



             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                               (In thousands)
                                (Unaudited)


                                                   Three months ended
                                                       March 31,
                                                 -----------------------
                                                     1998       1997
                                                 -----------  ----------
Cash Flows from Operating Activities
Net income                                       $ 40,481   $ 40,030
Adjustments to reconcile net
  income  to  net  cash  provided
  by operating activities:
  Depreciation and amortization                     8,292      7,832
  Postretirement benefit cost                       1,480      1,799
  Non-cash stock option compensation
  expense                                             329        522
  Deferred income tax benefit                      23,662
  Other, net                                           86     (1,595)
  Change in assets and liabilities:
   Accounts receivable                             35,697     13,903
   Inventories                                    (78,669)    25,732
   Prepaids, other assets, and deferred charges     3,543     (1,343)
   Accounts payable and accrued liabilities        14,888    (22,217)
   Customer deposits                              (77,109)   (95,248)
   Other long-term liabilities                       (747)      (157)
                                                 --------   --------
Net Cash Used in Operating Activities             (28,067)   (30,742)

Cash Flows from Investing Activities
Expenditures for property and equipment            (3,729)    (2,267)
Expenditures for tooling                             (108)      (160)
                                                 --------   --------
Net Cash Used in Investing Activities              (3,837)    (2,427)

Cash Flows from Financing Activities
Proceeds from exercise of stock options             1,996        507
Principal payment of long-term debt               (18,750)
Purchase of treasury stock                        (74,579)
                                                 --------   --------
Net Cash Provided by (Used in)
Financing Activities                              (91,333)       507
                                                 --------   --------
Decrease in cash and cash equivalents            (123,237)   (32,662)
Cash and cash equivalents, beginning of period    306,451    233,172
                                                  -------    -------
Cash and cash equivalents, end of period          $183,214   $200,510
                                                  =======    =======


See notes to consolidated financial statements


             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. The operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year ended December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's 1997 Annual Report to Stockholders.

NOTE 2.   Earnings per Share

          Basic earnings per share were computed by dividing net income by the weighted average common shares outstanding during the periods presented. Diluted earnings per share were computed by dividing net income by the weighted average common shares and potential common shares outstanding. The Company adopted Financial Accounting Standards Board SFAS No. 128, Earnings per Share, effective December 15, 1997. As a result, all earnings per share information for prior periods have been restated to conform to the requirements of SFAS No. 128.

          The following table sets forth the reconciliation of per share data as of:
                                             Three months ended
                                                March 31,
                                         ---------------------
                                            1998       1997
                                         ----------  ---------

Net Income                                  $40,481  $40,030
                                            =======  =======

Basic EPS
Weighted average common shares outstanding   72,533   73,920
                                            -------  -------

Diluted EPS
Incremental shares from stock options         2,818    4,637
                                            -------  -------
Weighted average common and common
   equivalent shares outstanding             75,351   78,557
                                            =======  =======

Earnings Per Share:
  Net income per share - basic              $   .56  $   .54
                                            =======  =======
  Net income per share - diluted            $   .54  $   .51
                                            =======  =======

          On a pro forma basis, assuming an effective tax rate of 37.5%, the Company's basic and diluted earnings per share is as follows:

                                           Three months ended
                                                March 31,
                                          ----------------------
                                             1998        1997
                                          ----------  -----------
Pro forma Earnings Per Share:
  Net income per share - basic               $.56    $   .36
                                             ====    =======
  Net income per share - diluted             $.54    $   .33
                                              ====   =======


             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.   Inventories

          Inventories consisted of the following at:

                                 March 31,     December 31,
                                   1998           1997
                               -----------    ------------
                                      (In thousands)
Work in process                 $352,626        $330,155
Raw materials                    142,581         134,973
Vendor progress payments          74,876          60,606
Pre-owned aircraft               138,462         104,142
                                $708,545        $629,876
                                ========        ========

NOTE 4.   Income Taxes

          The Company recorded an income tax provision of $24.3 million in the first quarter of 1998 based on an estimated effective tax rate of 37.5% compared with a provision of income taxes of $2.0 million, representing alternative minimum taxes, in the first quarter 1997. Prior to September 30, 1997, the Company recorded no provision for income taxes, other than alternative minimum taxes, principally as a result of utilization of net operating loss carryforwards. The Company had available at March 31, 1998 a net operating loss carryforward for regular federal income tax purposes of approximately $11.7 million, which will begin expiring in 2006.

NOTE 5.   Commitments and Contingencies

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

          The Company is currently engaged in the monitoring and cleanup of certain ground water at its Savannah facility under the oversight of the Georgia Department of Natural Resources. Expenses incurred for cleanup have not been significant. Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated. The Company believes the remainder of the Savannah facility, as well as other Gulfstream properties, are being carefully monitored and are in substantial compliance with current federal, state and local environmental regulations. The Company believes the liabilities, if any, that will result from the above environmental matters will not have a material adverse effect on its financial statements.


             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.   Common Stock Repurchases

          During January 1998, the Company began the repurchase of up to $200 million of its common stock. The repurchase will be funded from the Company's available cash. As of March 31, 1998, the Company had repurchased approximately 2.5 million shares, at an average price of $30.01 per share, for an aggregate amount of $74.6 million.

NOTE 7.   Change in Accounting Principles

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This Statement requires disclosure of total nonowner changes in stockholders' equity, which is defined as net income plus certain direct adjustments to stockholders' equity such as pension liability adjustments. For the first quarter of 1998 and 1997, the Company had no such adjustments.

NOTE 8.   New Accounting Standard

          In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective no later than for the Company's 1998 fiscal year-end. Management believes that the adoption of this statement will not have a material effect on the Company's consolidated financial statements.

NOTE 9.   Subsequent Event

          On April 21, 1998, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission for the sale of 18,000,000 shares of common stock in a secondary offering (the "Offering"). The Company will not receive any of the proceeds from the sale of shares in the Offering. In connection with the Offering, certain current and former directors and employees of, and advisors to, the Company are expected to exercise stock options to purchase, in the aggregate, approximately 2.9 million shares of common stock from the Company for an aggregate exercise price of approximately $28.7 million; all of such shares are expected to be sold in the Offering.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following discussion should be read in conjunction with the Notes to Consolidated Financial Statements beginning on page 7 and with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and the audited consolidated financial statements and notes to consolidated financial statements appearing in the Company's 1997 Annual Report to Stockholders.

COMPARISON OF RESULTS OF  OPERATIONS  FOR THE QUARTER ENDED MARCH 31, 1998
AND 1997

          Net Revenues. Total net revenues increased by $127.8 million, or 34.0%, to $503.4 million in the first quarter of 1998 from $375.6 million in the first quarter of 1997. The significant increase resulted primarily from an increase in revenues from green aircraft of $62.8 million as the Company delivered 13 aircraft, seven Gulfstream Vs and six Gulfstream IV-SPs, as compared with 11 aircraft, six Gulfstream Vs and five Gulfstream IV-SPs, in the first quarter of 1997. In addition, revenues associated with the sale of pre-owned aircraft increased by $47.6 million as two additional units were delivered in 1998. Also contributing to the increase in revenues was an increase in completion revenues of $13.9 million, resulting from Gulfstream V completion deliveries.

          Cost of Sales. Total cost of sales increased to $404.1 million in the first quarter of 1998 from $305.2 million in the first quarter of 1997. The increase was a result of the higher number of green, pre-owned and completion aircraft deliveries discussed above. Excluding pre-owned aircraft, which generally are sold at break-even levels, the gross profit percentage for the first quarter of 1998 was 22.1% compared to 20.0% for the first quarter of 1997. This increase is primarily attributable to reductions in Gulfstream V aircraft production costs.

          Selling and Administrative Expense. Selling and administrative expense increased by $3.3 million, or 14.7% to $25.9 million in the first quarter of 1998 from $22.6 million in the first quarter of 1997, and as a percentage of net revenues, decreased to 5.2% in the first quarter of 1998 from 6.0% in the first quarter of 1997 due to the higher level of revenues.

          Research and Development Expense. Research and development expense was $1.9 million in the first quarter of 1998, as compared to $(1.5) million in the first quarter of 1997. Research and development expense for 1997 is net of a $10.0 million credit for launch assistance funds received from vendors participating in the development of the Gulfstream V. Research and development expenditures in 1998 and the near-term future are expected to stem principally from product improvements and enhancements, rather than new aircraft development.

          Interest Income and Expense. Interest income decreased by $0.6 million to $2.5 million in the first quarter of 1998 from $3.1 million in the first quarter of 1997 as a result of lower average cash balances the Company had invested during 1998 compared to the same period of 1997. Interest expense decreased by $1.1 million to $7.0 million for the first quarter of 1998. This decrease is attributable to both a decrease in average borrowings and lower weighted average interest rates.

          Income Taxes. The Company recorded an income tax provision of $24.3 million in the first quarter of 1998 based on an estimated annual effective tax rate of 37.5% compared with a provision of income taxes of $2.0 million, representing alternative minimum taxes, in the first quarter 1997. Prior to September 30, 1997, the Company recorded no provision for income taxes, other than alternative minimum taxes, principally as a result of utilization of net operating loss carryforwards. The Company had available at March 31, 1998 a net operating loss carryforward for regular federal income tax purposes of approximately $11.7 million which will begin expiring in 2006.

          Earnings Per Share. The Company reported diluted earnings per share of $0.54 for the first quarter of 1998, up from $0.51 for the first quarter of 1997. On a pro forma fully - taxed basis, assuming an effective tax rate of 37.5%, comparable diluted earnings per share would have been $0.33 for the first quarter of 1997.


Liquidity and Capital Resources

          The  Company's   liquidity   needs  arise  from  working  capital
requirements, capital expenditures, principal and interest payments on long-term debt and the Company's share repurchase program described below. During the first quarter of 1998 the Company relied on its available cash balances to fund these needs.

          The Company had cash and cash equivalents totaling $183.2 million at March 31, 1998 down from $306.4 million at December 31, 1997. During the first quarter of 1998, net cash used in operating activities was $28.1 million compared with the first quarter of 1997 when the Company used $30.7 million in cash from operations.

          During the first quarter of 1998, additions to property and equipment amounted to $3.7 million. At March 31, 1998, the Company was not committed to the purchase of any significant amount of property and equipment. As a result of the Company's strategic initiative to increase its annual production rate to approximately 60 aircraft by 1999, the Company's capital expenditures increased $15 million in 1997, and in 1998 are expected to increase by approximately another $20 million above previously planned annual levels of approximately $15 million. During the first quarter of 1998, the Company completed a new $8.5 million paint facility located at its Long Beach, California facility. This facility is part of the Company's 60 aircraft plan and will allow the Company to double its present volume of painting new, pre-owned and customer aircraft. The Company continually monitors its capital spending in relation to current and anticipated business needs. As circumstances dictate, facilities are added, consolidated or modernized.

          In January 1998, the Company established a program to repurchase up to $200 million of its common stock. The purchases will be made from time to time in the open market or through negotiated transactions as market conditions warrant. The Company expects to fund the stock purchases from cash on hand. As of March 31, 1998, approximately 2.5 million shares, at an average price of $30.01 per share, had been repurchased under this plan for an aggregate amount of $74.6 million.

          At March 31, 1998, borrowings under the Company's credit facilities were $361.3 million, with available borrowings of $172.6 million under a revolving credit facility. Scheduled repayments under the term facility are $75.0 million in each of the years 1998 through 2001, and $80.0 million in 2002. The Credit Agreement contains customary affirmative and negative covenants including restrictions on the ability of the Company and its subsidiaries to pay cash dividends, as well as financial covenants under which the Company must operate. As of March 31, 1998, the Company was in compliance with the covenants of its existing credit agreement.

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

          As of March 31, 1998, in connection with orders for 24 Gulfstream V aircraft in the backlog, the Company has offered customers trade-in options (which may or may not be exercised by the customer) under which the Company will accept trade-in aircraft (primarily Gulfstream IVs and IV-SPs) at a guaranteed minimum trade-in price. Additionally, in connection with recorded sales of new aircraft, the Company has agreed to accept pre-owned aircraft with trade-in values totaling $203.7 million as of March 31, 1998. Of this amount, $47.1 million is under contract for resale to pre-owned aircraft customers. Management believes that the fair market value of all such aircraft exceeds the specified trade-in value.

          On December 24, 1997, the Company executed final documents with the Pension Benefit Guaranty Corporation (the "PBGC") concerning funding of the Company's defined benefit pension plans. The terms were essentially the same as those set out in the agreement in principle reached between the PBGC and the Company during October 1996. Pursuant to this agreement, the Company contributed $25.0 million in 1997, and has agreed to contribute a total of $25.0 million annually (to be paid quarterly in equal installments) from 1998 through 2000 to its pension plans which payments are expected to result in such plans being fully funded. The payments to be made under this agreement were already part of the Company's overall financial planning, and therefore, are not expected to have a material adverse effect on the Company's financial statements. The funding required under this agreement will not result in any increase in the Company's annual pension expense.

Contractual Backlog

          At March 31, 1998, Gulfstream had a firm contract backlog of approximately $2.8 billion of revenues, representing a total of 88 aircraft. The Company includes an order in backlog only if the Company has entered into a purchase contract (with no contingencies) with the customer and has received a significant (generally non-refundable) deposit from the customer.

          During the quarter ended March 31, 1998, the Company also signed a contract for 12 Gulfstream IV-SPs to expand its highly successful Gulfstream Shares fractional ownership program to the Middle East region. This contract is valued at approximately $335 million and is not included in the Company's backlog. In 1993, the Company established very stringent deposit requirements for recording aircraft into its backlog. The contract for the Middle East Shares expansion includes modestly different deposit requirements early in the program. The Company has decided for the initial phase of the program to record these orders when the aircraft are delivered. Including the Middle East contract, the Company has a total of 100 aircraft, valued at approximately $3.1 billion of potential future revenues, under contract.

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

Outlook

          The Company plans to deliver 58 green aircraft in fiscal 1998 and 64 in fiscal 1999. Completions are expected to nearly double in 1998. The gross margins are expected to improve from 20% in 1997 to the mid-20s by the end of 1998. Based on projections of increasing aircraft production and improving margins, Gulfstream expects 1998 diluted earnings per share of approximately $2.85. The Company also expects diluted earnings per share to increase 15% per year in 1999 and 2000.

Forward-Looking Information Is Subject to Risk and Uncertainty

          Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", including the statements under the heading "Outlook", as well as other statements elsewhere in this Form 10-Q, contain forward-looking information. These forward-looking statements are subject to risks and uncertainties. Actual results might differ materially from those projected in the forward-looking statements. Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in Exhibit 99.1 to the Company's Form 10-K for the year ended December 31, 1997, incorporated herein by reference.


                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not Applicable.

Item 2.  Changes in Securities

         Not Applicable.

Item 3.  Defaults Upon Senior Securities

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to security holders during the quarter ended March 31, 1998.

Item 5.  Other Information

         Certain statements contained in or incorporated by reference in this Form 10-K contain forward-looking information. These forward-looking statements are subject to risks and uncertainties. Actual results might differ materially from those projected in the forward-looking statements. Additional information concerning factors that could cause actual results to materially differ from those contained in the forward-looking statements is contained in Exhibit 99, Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 to the Company's previously filed Form 10-K for the year ended December 31, 1997.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 10.31    Amendment  dated  February 26, 1998 to
                              Credit Agreement among Gulfstream Delaware Corporation, The Chase Manhattan Bank, and the banks and other financial institutions parties thereto.

             Exhibit 27.1     Financial Data Schedule.

        (b)  Report on Form 8-K

               On February 10, 1998 the Company filed a report on Form 8-K, reporting under Items 5 and 7, disclosing the Company's Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, and the Press Release issued February 10, 1998 pertaining to the Company's fiscal 1997 financial results.



                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 8, 1998




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


                               EXHIBIT INDEX


Exhibits

            Exhibit 10.31 Amendment dated February 26, 1998 to Credit Agreement among Gulfstream Delaware
                            Corporation,  The Chase Manhattan Bank,
                            and the banks and other financial institutions parties thereto.

            Exhibit 27.1    Financial Data Schedule.