Form 10-Q
period 1998-06-30
GULFSTREAM AEROSPACE CORP
filed 1998-07-24
CIK 715355

===========================================================================
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                              ---------------


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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


                             ------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     As of July 15, 1998, there were 73,852,224 shares of Gulfstream Aerospace Corporation Common Stock outstanding.

===========================================================================


             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES


                                   INDEX


                       PART I. FINANCIAL INFORMATION


                                                                   Page No.
                                                                   --------

Item 1.     Consolidated Financial Statements:


            Consolidated Balance Sheets
              June 30, 1998 and December 31,
              1997....................................................3

            Consolidated Statements of Income
              Three and six months ended June 30,
              1998 and 1997...........................................4

            Consolidated Statement of Stockholders'
              Equity Six months ended June 30, 1998...................5

            Consolidated Statements of Cash Flows
              Six months ended June 30, 1998 and 1997.................6

            Notes to Consolidated Financial Statements..............7-9


Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations..........................................10-13


                         PART II. OTHER INFORMATION

Item 1.     Legal Proceedings........................................14

Item 2.     Changes in Securities....................................14

Item 3.     Defaults upon Senior Securities..........................14

Item 4.     Submission of Matters to a Vote of Security Holders......14

Item 5.     Other Information........................................15

Item 6.     Exhibits and Reports on Form 8-K.........................15

            Signature................................................16


             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                        Consolidated Balance Sheets
                     (In thousands, except share data)
                                (Unaudited)
                                                                  June 30,     December 31,
                                                                    1998           1997
                                                                ------------   ------------
Assets

Cash and cash equivalents                                       $   255,515    $   306,451
Accounts receivable (less allowance for doubtful accounts:
   $1,191 and $1,144)                                               165,064        177,228
Inventories                                                         747,128        629,876
Deferred income taxes                                                47,306         33,795
Prepaids and other assets                                             7,552         11,318
                                                                ------------   ------------
    Total current assets                                          1,222,565      1,158,668

Property and equipment, net                                         135,764        134,611
Tooling, net of accumulated amortization:  $11,320 and $7,680        40,177         43,471
Goodwill, net of accumulated amortization:  $9,037 and $8,433        38,353         38,957
Other intangible assets, net                                         47,949         50,485
Deferred income taxes                                                30,400         32,950
Other assets and deferred charges                                    13,705         14,525
                                                                ------------   ------------

Total Assets                                                      1,528,913      1,473,667
                                                                ============   ============

Liabilities and Stockholders' Equity
Current portion of long-term debt                                    75,000         75,000
Accounts payable                                                    195,454        147,618
Accrued liabilities                                                 120,913         93,798
Customer deposits -- current portion                                535,303        546,441
                                                                ------------   ------------
    Total current liabilities                                       926,670        862,857
Long-term debt                                                      267,500        305,000
Accrued postretirement benefit cost                                 118,513        115,405
Customer deposits -- long-term                                       97,745         88,075
Other long-term liabilities                                           8,680          9,573
Commitments and contingencies
Stockholders' equity
  Common stock; $.01 par value; 300,000,000
  shares authorized; 89,789,671 shares issued in 1998
  and 86,522,089 shares issued in 1997                                  898            865
Additional paid-in capital                                          437,153        370,258
Accumulated deficit                                                (129,902)      (225,960)
Minimum pension liability                                              (762)          (762)
Unamortized stock plan expense                                         (332)        (1,155)
Less:  Treasury stock:  15,944,831 shares in 1998 and
  11,978,439 shares in 1997                                        (197,250)       (50,489)
                                                                ------------   ------------
    Total stockholders' equity                                      109,805         92,757
                                                                ------------   ------------

Total Liabilities and Stockholders' Equity                        1,528,913      1,473,667
                                                                ============   ============

See notes to consolidated financial statements



             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Income
                   (In thousands, except per share data)
                                (Unaudited)

                                                              Three months ended                Six months ended
                                                                   June 30,                         June 30,
                                                        -----------------------------     -----------------------------
                                                            1998             1997             1998             1997
                                                        ------------     ------------     ------------     ------------
Net revenues                                            $    557,042     $    522,906     $  1,060,449     $    898,532
Cost and expenses
  Cost of sales                                              431,225          446,896          835,294          752,048
  Selling and administrative                                  29,575           22,982           55,517           45,597
  Stock option compensation expense                              494              463              823              985
  Research and development                                     2,259            5,294            4,204            3,774
  Amortization of intangibles and deferred charges             1,882            1,826            3,758            3,646
                                                        ------------     ------------     ------------     ------------
     Total costs and expenses                           $    465,435     $    477,461     $    899,596     $    806,050
                                                        ------------     ------------     ------------     ------------
Income from operations                                        91,607           45,445          160,853           92,482
Interest income                                                2,532            2,239            5,054            5,362
Interest expense                                              (6,435)          (7,680)         (13,434)         (15,810)
                                                        ------------     ------------     ------------     ------------
Income before income taxes                                    87,704           40,004          152,473           82,034
Income tax expense                                            32,127              500           56,415            2,500
                                                        ------------     ------------     ------------     ------------
Net income                                              $     55,577     $     39,504     $     96,058     $     79,534
                                                        ============     ============     ============     ============

Earnings per share:
  Net income per share - basic                          $        .75     $        .53     $       1.31     $       1.07
                                                        ============     ============     ============     ============
  Net income per share - diluted                        $        .73     $        .50     $       1.27     $       1.01
                                                        ============     ============     ============     ============


See notes to consolidated financial statements



             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

               Consolidated Statement of Stockholders' Equity
                               (In thousands)
                                (Unaudited)

                                                       Additional                 Minimum    Unamortized                  Total
                                           Common       Paid-In    Accumulated    Pension    Stock Plan    Treasury    Stockholders'
                                           Stock        Capital      Deficit     Liability     Expense       Stock        Equity
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE AS OF DECEMBER 31, 1997                 $865     $370,258    $(225,960)       $(762)     $(1,155)    $(50,489)     $92,757
Net income                                                              96,058                                              96,058
Amortization of stock plan expense                                                                                823          823
Exercise of common stock options with
    the Offering, net of expenses                 26       24,751                                               2,044       26,821
Tax benefit of exercised common stock
options                                                    40,033                                                           40,033
Exercise of common stock options                   7        2,111                                                            2,118
Purchase of treasury stock                                                                                   (148,805)    (148,805)
                                         -----------  -----------  -----------  -----------  -----------  -----------  -----------


BALANCE AS OF JUNE 30, 1998                     $898     $437,153    $(129,902)       $(762)       $(332)   $(197,250) $   109,805
                                         ===========  ===========  ===========  ===========  ===========  ===========  ===========



See notes to consolidated financial statements


             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES


                   Consolidated Statements of Cash Flows
                               (In thousands)
                                (Unaudited)

                                                          Six months ended
                                                              June 30,
                                                    ---------------------------
                                                        1998           1997
                                                    -----------     -----------
Cash Flows from Operating Activities
Net income                                          $    96,058     $    79,534
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                          16,354          15,901
  Postretirement benefit cost                             3,108           3,408
  Non-cash stock option compensation expense                823             985
  Deferred income tax benefit                            29,072
  Other, net                                                 46              21
  Change in assets and liabilities:
     Accounts receivable                                 11,993          31,842
     Inventories                                       (117,887)         45,402
     Prepaids, other assets, and deferred charges         3,968          (3,904)
     Accounts payable and accrued liabilities            74,951           2,039
     Customer deposits                                   (1,468)       (146,357)
     Other long-term liabilities                           (893)           (603)
                                                    -----------     -----------
Net Cash Provided by Operating Activities               116,125          28,268

Cash Flows from Investing Activities
Expenditures for property and equipment                 (10,184)         (4,734)
Expenditures for tooling                                   (346)         (1,378)
Proceeds from sales of assets                               835
                                                    -----------     -----------
Net Cash Used in Investing Activities                    (9,695)         (6,112)

Cash Flows from Financing Activities
Proceeds from exercise of common stock options           28,939             649
Principal payment of long-term debt                     (37,500)         (6,667)
Purchase of treasury stock                             (148,805)
                                                    -----------     -----------
Net Cash Used in Financing Activities                  (157,366)         (6,018)
                                                    -----------     -----------
Decrease in cash and cash equivalents                   (50,936)         16,138
Cash and cash equivalents, beginning of period          306,451         233,172
                                                    ===========     ===========
Cash and cash equivalents, end of period            $   255,515     $   249,310
                                                    ===========     ===========



See notes to consolidated financial statements



             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. The operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year ended December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's 1997 Annual Report to Stockholders.

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

     The following table sets forth the reconciliation of per share data as of:

                                Three months ended     Six months ended
                                     June 30,              June 30,
                               --------------------  --------------------
                                  1998       1997       1998      1997
                               ---------  ---------  ---------  ---------


Net Income                     $ 55,577   $ 39,504   $ 96,058   $ 79,534
                               =========  =========  =========  =========

Basic EPS
Weighted average common
shares outstanding               73,821     74,068     73,177     73,994
                               ---------  ---------  ---------  ---------

Diluted EPS
Incremental shares from stock
options                           2,106      4,651      2,462      4,644
                               ---------  ---------  ---------  ---------

Weighted average common and
common equivalent shares
outstanding                      75,927     78,719     75,639     78,638
                               =========  =========  =========  =========

Earnings Per Share:
  Net income per share -
   basic                       $    .75   $   .53    $   1.31   $   1.07
                               =========  =========  =========  =========
  Net income per share -
   diluted                     $   .73    $   .50    $   1.27   $   1.01
                               =========  =========  =========  =========



             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On a pro forma basis, assuming an effective tax rate of 37.5% for the 1997 periods, the Company's basic and diluted earnings per share is as follows:


                                Three months ended     Six months ended
                                     June 30,              June 30,
                               --------------------  --------------------
                                  1998       1997       1998      1997
                               ---------  ---------  ---------  ---------

Pro forma Earnings Per Share:
  Net income per share -
   basic                       $    .75   $    .34   $   1.31   $    .69
                               =========  =========  =========  =========
  Net income per share -
   diluted                     $    .73   $    .32   $   1.27   $    .65
                               =========  =========  =========  =========



NOTE 3. Inventories

     Inventories consisted of the following at:

                               June 30,           December 31,
                                 1998                 1997
                            ---------------     ---------------
                                       (In thousands)
Work in process             $   376,712         $    330,155
Raw materials                   154,140              134,973
Vendor progress payments         74,949               60,606
Pre-owned aircraft              141,327              104,142
                            ---------------     ---------------
                            $   747,128         $    629,876
                            ===============     ===============



NOTE 4. Income Taxes

     In the quarter and six month period ended June 30, 1998, the Company recorded income tax provisions of $32.1 million and $56.4 million, respectively, based on an estimated annual effective tax rate of 37.0% and, in the quarter and six month period ended June 30, 1997, recorded a provision for alternative minimum taxes of approximately $0.5 million and $2.5 million, respectively. Prior to September 30, 1997, the Company recorded no provision for income taxes, other than alternative minimum taxes, principally as a result of utilization of net operating loss carryforwards.

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

NOTE 6. Common Stock Repurchases

     During January 1998, the Company announced a program to repurchase up to $200 million of its common stock. The repurchase has, and will continue to be funded from the Company's available cash. As of June 30, 1998, the Company had repurchased approximately 4.2 million shares, at an average price of $35.41 per share, for an aggregate amount of approximately $150 million.

NOTE 7. Change in Accounting Principles

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This Statement requires disclosure of total nonowner changes in stockholders' equity, which is defined as net income plus certain direct adjustments to stockholders' equity such as pension liability adjustments. For the three and six month periods of 1998 and 1997, the Company had no such adjustments.

NOTE 8. New Accounting Standard

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective no later than for the Company's 1998 fiscal year-end. Management believes that the adoption of this statement will not have a material effect on the Company's consolidated financial statements.

NOTE 9. Subsequent Event

     On July 23, 1998, the Company entered into a definitive agreement to acquire K-C Aviation, Inc., a leading provider of business aviation services, from Kimberly-Clark Corporation for a purchase price of $250 million in cash. The acquisition is subject to regulatory approvals and is expected to be completed in the third quarter of 1998. The Company plans to finance the transaction with available cash on hand. The bank group for the Company's credit facility has approved an amendment that permits the Company to consummate the acquisition.



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

Comparison of Results of Operations for the Quarter and Six Months Ended June 30, 1998 and 1997

     Net Revenues. Total net revenues increased by $34.1 million, or 6.5%, to $557.0 million in the second quarter of 1998 from $522.9 million in the second quarter of 1997. The increase resulted primarily from an increase in revenues from green aircraft of $79.3 million as the Company delivered 15 aircraft, seven Gulfstream Vs and eight Gulfstream IV-SPs, as compared with 12 aircraft, seven Gulfstream Vs and five Gulfstream IV-SPs, in the second quarter of 1997. In addition, completion revenues increased by $21.1 million reflecting nine completions delivered during the second quarter compared with only five delivered in the comparable 1997 period. Partially offsetting this increase was a decrease in revenues associated with the sale of pre-owned aircraft of $69.9 million as five fewer units were delivered in the second quarter of 1998 as compared to the same period in 1997. During the six months ended June 30, 1998, total net revenues increased by $161.9 million, or 18.0%, to $1,060.4 million from $898.5 million for the six months ended June 30, 1997. For the six months ended June 30, 1998, Gulfstream delivered 28 new aircraft, 14 Gulfstream Vs and 14 Gulfstream IV-SPs, up from 23 new aircraft, 13 Gulfstream Vs and ten Gulfstream IV-SPs in the same period of 1997. Also contributing to the increase in revenues was an increase in completion revenues of $35.0 million, resulting from six additional completion deliveries in 1998.

     Cost of Sales. Total cost of sales decreased to $431.2 million in the second quarter of 1998 from $446.9 million in the second quarter of 1997, and increased $83.2 million to $835.3 million for the six months ended June 30, 1998 from $752.0 million for the six months ended June 30, 1997. Excluding pre-owned aircraft, which generally are sold at break-even levels, the gross profit percentage for the second quarter of 1998 was 24.0% compared to 18.2% for the second quarter of 1997, and for the six months ended June 30, 1998, the gross profit percentage was 23.1% compared to 19.0% for the comparable period in 1997. This increase in gross profit percentages is primarily attributable to reductions in Gulfstream V aircraft production costs.

     Selling and Administrative Expense. Selling and administrative expense increased by $6.6 million, or 28.7% to $29.6 million in the second quarter of 1998 from $23.0 million in the second quarter of 1997, and as a percentage of net revenues, increased to 5.3% in the second quarter of 1998 from 4.4% in the second quarter of 1997. For the six months ended June 30, 1998, selling and administrative expense was $55.5 million as compared to $45.6 million for the six months ended June 30, 1997. The principal drivers for the increase for both the quarter and the six months is additional sales and marketing expenses associated with the increased sales activity and the business systems which are being implemented in 1998 and 1999 to support the production increases described elsewhere herein.

     Research and Development Expense. Research and development expense was $2.3 million in the second quarter of 1998, as compared to $5.3 million in the second quarter of 1997. For the six month period ended June 30, 1998, research and development expense was $4.2 million compared to $3.8 million for the corresponding period in 1997. Research and development expense for the six months ended June 30, 1997 is net of a $10.0 million credit for launch assistance funds received from vendors participating in the development of the Gulfstream V. Research and development expenditures in 1998 and the near-term future are expected to stem principally from product improvements and enhancements, rather than new aircraft development.

     Interest Income and Expense. Interest income increased by $0.3 million to $2.5 million in the second quarter of 1998 from $2.2 million in the second quarter of 1997 as a result of higher average cash balances the Company had invested during 1998 compared to the same period of 1997. Interest expense decreased by $1.2 million to $6.4 million for the second quarter of 1998 and by $2.4 million to $13.4 million for the six months ended June 30, 1998, respectively, over the comparable periods in 1997. This decrease is attributable to both a decrease in average borrowings and lower weighted average interest rates.

     Income Taxes. The Company recorded an income tax provision of $32.1 million in the second quarter of 1998 based on an estimated annual effective tax rate of 37.0% compared with a provision of income taxes of $0.5 million, representing alternative minimum taxes, in the second quarter 1997. Prior to September 30, 1997, the Company recorded no provision for income taxes, other than alternative minimum taxes, principally as a result of utilization of net operating loss carryforwards. The Company's net operating loss carryforward for regular federal income tax purposes was fully utilized during the second quarter 1998.

     Earnings Per Share. The Company reported diluted earnings per share of $0.73 for the second quarter of 1998, up from $0.50 for the second quarter of 1997. On a pro forma fully - taxed basis, and assuming an effective tax rate of 37.5% for the 1997 periods, comparable diluted earnings per share would have been $0.32 for the second quarter of 1997.

Liquidity and Capital Resources

     The Company's liquidity needs arise from working capital requirements, capital expenditures, principal and interest payments on long-term debt and the Company's share repurchase program described herein. During the six months ended June 30, 1998, the Company relied on its available cash balances to fund these needs.

     The Company had cash and cash equivalents totaling $255.5 million at June 30, 1998 down from $306.5 million at December 31, 1997. In January 1998, the Company established a program to repurchase up to $200 million of its common stock. The purchases will be made from time to time in the open market or through negotiated transactions as market conditions warrant. The Company has, and expects to continue to fund the stock purchases from cash on hand. As of June 30, 1998, approximately 4.2 million shares, at an average price of $35.41 per share, had been repurchased under this plan for an aggregate amount of approximately $150 million.

     During the six months ended June 30, 1998, net cash provided by operating activities was $116.1 million compared with the six months ended June 30, 1997 when the Company generated $28.3 million in cash from operations. This increase is attributable to the higher inflows of deposits and progress payments associated with aircraft in the backlog during the 1998 period, offset somewhat by increased inventory levels associated with the Company's ongoing plans to increase its new aircraft production and completion levels.

     During the six months ended 1998, additions to property and equipment amounted to $10.5 million. At June 30, 1998, the Company was not committed to the purchase of any significant amount of property and equipment. As a result of the Company's strategic initiative to increase its annual production rate to approximately 64 aircraft by 1999, in 1997, the Company's planned capital expenditures increased $15 million, and in 1998, are expected to increase by approximately another $20 million above previously planned annual levels of approximately $15 million. The Company continually monitors its capital spending in relation to current and anticipated business needs. As circumstances dictate, facilities are added, consolidated or modernized.

     In May 1998, the Company completed the sale of 18,000,000 shares of common stock in a secondary offering (the "Offering"). The Company did not receive any of the proceeds from the sale of shares in the Offering. In connection with the Offering, certain current and former directors and employees of, and advisors to, the Company exercised stock options to purchase, in the aggregate, approximately 2.9 million shares of common stock from the Company for an aggregate exercise price of approximately $26.8 million, after deducting issuance costs. The Company used the proceeds from these exercises for working capital purposes.

     At June 30, 1998, borrowings under the Company's credit facilities were $342.5 million, with available borrowings of $173.3 million under a revolving credit facility. Scheduled repayments remaining under the term facility are $37.5 million in 1998 and $75.0 million in each of the years 1999 through 2001, and $80.0 million in 2002. The Credit Agreement contains customary affirmative and negative covenants including restrictions on the ability of the Company and its subsidiaries to pay cash dividends, as well as financial covenants under which the Company must operate. As of June 30, 1998, the Company was in compliance with the covenants of its existing credit agreement.

     The Company's principal source of liquidity both on a short-term and long-term basis is cash flow provided by operations, including customer progress payments and deposits on new aircraft orders. Occasionally, however, the Company may borrow against the credit agreement to supplement cash flow from operations. The Company believes that based upon its analysis of its consolidated financial position, its cash flow during the past 12 months and the expected results of operations in the future, operating cash flow and available borrowings under the credit agreement will be adequate to fund operations, capital expenditures, debt service and the transaction described below under Recent Developments for at least the next 12 months. The Company intends to repay its remaining indebtedness primarily with cash flow from operations. There can be no assurance, however, that future industry specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

     As of June 30, 1998, in connection with orders for 23 Gulfstream V aircraft in the backlog, the Company has offered customers trade-in options (which may or may not be exercised by the customer) under which the Company will accept trade-in aircraft (primarily Gulfstream IVs and IV-SPs) at a guaranteed minimum trade-in price. Additionally, in connection with recorded sales of new aircraft, the Company has agreed to accept pre-owned aircraft with trade-in values totaling $202.0 million as of June 30, 1998. Of this amount, $8.6 million is under contract for resale to pre-owned aircraft customers. Management believes that the fair market value of all such aircraft exceeds the specified trade-in value.

     On December 24, 1997, the Company executed final documents with the Pension Benefit Guaranty Corporation (the "PBGC") concerning funding of the Company's defined benefit pension plans. The terms were essentially the same as those set out in the agreement in principle reached between the PBGC and the Company during October 1996. Pursuant to this agreement, the Company contributed $12.5 million for the six months ended June 30, 1998, and has agreed to contribute a total of $25.0 million annually (to be paid quarterly in equal installments) from 1999 through 2000 to its pension plans which payments are expected to result in such plans being fully funded. The payments to be made under this agreement were already part of the Company's overall financial planning, and therefore, are not expected to have a material adverse effect on the Company's financial statements. The funding required under this agreement will not result in any increase in the Company's annual pension expense.

Contractual Backlog

     At  June  30,  1998,   Gulfstream  had  a  firm  contract  backlog  of
approximately $2.9 billion of revenues, representing a total of 90 aircraft. The Company includes an order in backlog only if the Company has entered into a purchase contract (with no contingencies) with the customer and has received a significant (generally non-refundable) deposit from the customer.

     During the quarter ended March 31, 1998, the Company also signed a contract for 12 Gulfstream IV-SPs to expand its highly successful Gulfstream Shares fractional ownership program to the Middle East region. This contract is valued at approximately $335 million and is not included in the Company's backlog. In 1993, the Company established very stringent deposit requirements for recording aircraft into its backlog. The contract for the Middle East Shares expansion includes modestly different deposit requirements early in the program. The Company has decided for the initial phase of the program to record these orders when the aircraft are delivered. Including the Middle East contract, the Company has a total of 102 aircraft, valued at approximately $3.2 billion of potential future revenues, under contract at June 30, 1998.

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

Outlook

     The Company plans to deliver 58 green aircraft in fiscal 1998 and 64 in fiscal 1999, and completions are expected to nearly double in 1998 compared to 1997. The gross margins are expected to improve from 20% in 1997 to the mid-20s by the end of 1998. Based on projections of increasing aircraft production and improving margins, Gulfstream expects 1998 diluted earnings per share of approximately $2.85. The Company also expects diluted earnings per share to increase 15% per year in 1999 and 2000.

Recent Development

     On July 23, 1998, the Company entered into a definitive agreement to acquire K-C Aviation, Inc., a leading provider of business aviation services, from Kimberly-Clark Corporation for a purchase price of $250 million in cash. The acquisition is subject to regulatory approvals and is expected to be completed in the third quarter of 1998. The Company plans to finance the transaction with available cash on hand. The bank group for the Company's credit facility has approved an amendment that permits the Company to consummate the acquisition.

Forward-Looking Information Is Subject to Risk and Uncertainty

     Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", including the statements under the heading "Outlook", as well as other statements elsewhere in this Form 10-Q, contain forward-looking information. These forward-looking statements are subject to risks and uncertainties. Actual results might differ materially from those projected in the forward-looking statements. Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in Exhibit 99.1 to this Form 10-Q.



                         PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          Not Applicable.

Item 2.   Changes in Securities

          Not Applicable.

Item 3.   Defaults Upon Senior Securities

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on May 14, 1998. The following matters were voted upon:

          Proposal 1: Election of Directors. The following nominees were elected to serve as Class II Directors of the Company, to serve until the annual meeting of stockholders in 2001 and until their successors are elected and qualified, by the following vote:

             Nominee              Votes For            Votes Withheld
             -------              ---------            --------------

          W. W. Boisture, Jr.     65,420,007             1,359,432
          Sandra J. Horbach       66,295,630               483,809
          Henry A. Kissinger      66,070,566               708,873
          Michael S. Ovitz        66,391,854               387,585
          Allen E. Paulson        66,281,912               497,527
          Colin L. Powell         66,293,800               485,639
          George P. Shultz        58,646,876             8,132,563

          The following directors have terms that extend beyond the 1998 Annual Meeting of Stockholders:

          Terms Expiring 1999:           Terms Expiring 2000:
          --------------------           --------------------

            Robert Anderson               Charlotte L. Beers
            Lynn Forester                 Thomas D. Bell, Jr.
            Theodore J. Forstmann         Chris A. Davis
            James T. Johnson              Nicholas C. Forstmann
            Drew Lewis                    Bryan T. Moss
            Mark H. McCarmack             Roger S. Penske
            Gerard R. Roche               Donald H. Rumsfeld
            Robert S. Strauss



          Proposal  2:   Ratification  of  Appointment  of  Auditors.   The
          appointment of Deloitte & Touche LLP to serve as auditors of the Company for 1998 was ratified by the following vote:

            Votes For           Votes Against          Abstentions
            ---------           -------------          -----------
           66,760,683               6,757                 11,999



Item 5.   Other Information

          Certain statements contained in or incorporated by reference in this Form 10-Q contain forward-looking information. These forward-looking statements are subject to risks and uncertainties. Actual results might differ materially from those projected in the forward-looking statements. Additional information concerning factors that could cause actual results to materially differ from those contained in the forward-looking statements is contained in Exhibit 99.1, Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 2.1 Agreement of Purchase and Sale, dated as of July 23, 1998 by and between Kimberly-Clark Corporation and Gulfstream Aerospace Corporation.

          Exhibit 10.32 Amendment dated July 15, 1998 to Credit Agreement among Gulfstream Delaware Corporation, The Chase Manhattan Bank, and the banks and other financial institutions parties thereto.

          Exhibit 27.1       Financial Data Schedule.

          Exhibit 99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995.

          Exhibit 99.2       Press Release dated July 24, 1998.

     (b)  Report on Form 8-K

          On April 16, 1998 the Company filed a report on Form 8-K, reporting under Items 5 and 7, disclosing the Company's Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, and the Press Release issued April 16, 1998 pertaining to the Company's first quarter 1998 financial results.



                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: July 24, 1998



                                    GULFSTREAM AEROSPACE CORPORATION


                                         /s/ Chris A. Davis
                                     -----------------------------
                                            Chris A. Davis
                                       Executive Vice President,
                                      Chief Financial Officer and
                                               Secretary
                                       (Principal Financial and
                                          Accounting Officer)



                               EXHIBIT INDEX


Exhibits

           Exhibit 2.1        Agreement of Purchase and Sale,  dated as
                              of   July   23,    1998   by   and    between
                              Kimberly-Clark   Corporation  and  Gulfstream
                              Aerospace Corporation.

           Exhibit 10.32 Amendment dated July 15, 1998 to Credit Agreement among Gulfstream Delaware Corporation, The Chase Manhattan Bank, and the banks and other financial institutions parties thereto.

           Exhibit 27.1       Financial Data Schedule.

           Exhibit 99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995.

           Exhibit 99.2       Press Release dated July 24, 1998.