Form 10-Q
period 1998-09-30
GULFSTREAM AEROSPACE CORP
filed 1998-11-12
CIK 715355

===========================================================================


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ----------------------


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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


                           ----------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of October 30, 1998, there were 72,513,424 shares of Gulfstream Aerospace Corporation Common Stock outstanding.

===========================================================================

             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                                   INDEX


                       PART I. FINANCIAL INFORMATION


                                                                   PAGE NO.
                                                                   --------

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

               Consolidated Balance Sheets
                September 30, 1998 and December 31, 1997..........    3

               Consolidated Statements of Income
                Three and nine months ended September 30, 1998
                and 1997..........................................    4

               Consolidated Statement of Stockholders' Equity
                Nine months ended September 30, 1998..............    5

               Consolidated Statements of Cash Flows
                Nine months ended September 30, 1998 and
                1997..............................................    6

               Notes to Consolidated Financial Statements......... 7-10


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                11-15


                         PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.....................................   16

ITEM 2.     CHANGES IN
               SECURITIES.........................................   16

ITEM 3.     DEFAULTS UPON SENIOR
               SECURITIES.........................................   16

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS............................................   16

ITEM 5.     OTHER INFORMATION.....................................   16

ITEM 6.     EXHIBITS AND REPORTS ON FORM
               8-K................................................16-17

            SIGNATURE.............................................   18

             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)
                                (Unaudited)


                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1998           1997
                                                   -------------  -------------
ASSETS

Cash and cash equivalents                          $      10,552  $     306,451
Accounts  receivable  (less  allowance
  for  doubtful accounts:
  $2,596 and $1,144)                                     227,809        177,228
Inventories                                              771,610        629,876
Deferred income taxe                                      28,983         33,795
Prepaids and other assets                                  7,360         11,318
                                                   -------------  -------------
    Total current assets                               1,046,314      1,158,668

Property and equipment, net                              161,145        134,611
Tooling,  net of  accumulated  amortization:
  $13,140 and $7,680                                      38,378         43,471
Goodwill,  net of  accumulated  amortization:
  $9,878 and $8,433                                      215,267         38,957
Other intangible assets, net                              47,235         50,485
Deferred income taxes                                     28,800         32,950
Other assets and deferred charges                         14,680         14,525
                                                   -------------  -------------

Total Assets                                       $   1,551,819  $   1,473,667
                                                   =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt                  $      75,000  $      75,000
Accounts payable                                         195,494        147,618
Accrued liabilities                                      145,958         93,798
Customer deposits -- current portion                     499,331        546,441
                                                   -------------  -------------
    Total current liabilities                            915,783        862,857
Long-term debt                                           298,750        305,000
Accrued postretirement benefit cost                      127,076        115,405
Customer deposits -- long-term                            77,825         88,075
Other long-term liabilities                                7,102          9,573
Commitments and contingencies
Stockholders' equity
  Common stock; $.01 par value; 300,000,000
  shares authorized; 89,797,155 shares issued
  in 1998 and  86,522,089 shares issued in 1997              898            865
Additional paid-in capital                               437,488        370,258
Accumulated deficit                                      (65,181)      (225,960)
Minimum pension liability                                   (762)          (762)
Unamortized stock plan expense                              (248)        (1,155)
Less:  Treasury stock:  17,283,731 shares in
  1998 and 11,978,439 shares in 1997                    (246,912)       (50,489)
                                                   -------------  -------------
    Total stockholders' equity                           125,283         92,757
                                                   -------------  -------------

Total Liabilities and Stockholders' Equity         $   1,551,819  $  1,473,667
                                                   =============  =============


See notes to consolidated financial statements


             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per share data)
                                (Unaudited)


                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                           SEPTEMBER 30,            SEPTEMBER 30,
                                      ----------------------  ----------------------
                                         1998        1997        1998        1997
                                      ----------  ----------  ----------  ----------
Net revenues                          $  626,177  $  464,036  $1,686,626  $1,362,568
Cost and expenses
  Cost of sales                          487,361     372,983   1,322,655   1,125,031
  Selling and administrative              29,882      23,920      85,399      69,517
  Stock option compensation expense           84         329         907       1,314
  Research and development                 2,746       4,305       6,950       8,079
  Amortization of intangibles and
  deferred charges                         2,428       1,831       6,186       5,477
                                      ----------  ----------  ----------  ----------
   Total costs and expenses           $  522,501  $  403,368  $1,422,097  $1,209,418
                                      ----------  ----------  ----------  ----------
Income from operations                   103,676      60,668     264,529     153,150
Interest income                            2,033       2,839       7,087       8,201
Interest expense                          (6,965)     (7,495)    (20,399)    (23,305)
                                      ----------  ----------  ----------  ----------
Income before income taxes                98,744      56,012     251,217     138,046
Income tax expense (benefit)              34,023     (63,076)     90,438     (60,576)
                                      ----------  ----------  ----------  ----------
Net income                            $   64,721  $  119,088  $  160,779  $  198,622
                                      ==========  ==========  ==========  ==========

Earnings per share:
  Net income per share - basic        $      .88  $     1.61  $     2.19  $     2.68
                                      ==========  ==========  ==========  ==========

  Net income per share - diluted      $      .86  $     1.54  $     2.13  $     2.54
                                      ==========  ==========  ==========  ==========

See notes to consolidated financial statements



             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                               (In thousands)
                                (Unaudited)


                                                Additional               Minimum   Unamortized                Total
                                     Common      Paid-In   Accumulated   Pension   Stock Plan   Treasury   Stockholders'
                                      Stock      Capital     Deficit    Liability    Expense      Stock      Equity
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------
BALANCE AS OF DECEMBER 31, 1997    $      865  $  370,258  $ (225,960) $     (762) $   (1,155) $  (50,489) $   92,757
Net income                                                    160,779                                         160,779
Amortization of stock plan
  expense                                                                                 907                     907
Exercise of common stock
options with the Offering,
  net of expenses                          26      25,051                                           2,044      27,121
Tax benefit of exercised
 common stock options                              40,033                                                      40,033
Exercise of common stock options            7       2,146                                                       2,153
Purchase of treasury stock                                                                       (198,467)   (198,467)
                                   ----------  ----------  ----------  ----------  ----------  ----------  ----------

BALANCE AS OF SEPTEMBER 30, 1998   $      898  $  437,488  $  (65,181) $     (762) $     (248) $ (246,912) $  125,283
                                   ==========  ==========  ==========  ==========  ==========  ==========  ==========


     See notes to consolidated financial statements



             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                (Unaudited)


                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   ----------------------------
                                                        1998           1997
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $    160,779   $    198,622
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                          25,176         24,342
  Postretirement benefit cost                             5,060          5,140
  Provision for loss on pre-owned aircraft                              (1,100)
  Non-cash stock option compensation expense                907          1,314
  Other acquisition related non-cash items                3,880
  Deferred income taxes                                  48,995        (64,801)
  Other, net                                                677            712
  Change in assets and liabilities,  excluding
     effect of acquisition:
   Accounts receivable                                  (10,985)         7,986
   Inventories                                          (93,791)         2,151
   Prepaids, other assets, and deferred charges           4,822         (2,640)
   Accounts payable and accrued liabilities              83,021         (3,942)
   Customer deposits                                    (78,448)      (134,753)
   Other long-term liabilities                           (2,471)           615
                                                   -------------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES               147,622         33,646

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for business acquired                          (251,087)
Investment in unconsolidated affiliate                   (1,260)
Expenditures for property and equipment                 (16,089)        (9,619)
Expenditures for tooling                                   (477)        (2,613)
Proceeds from sales of assets                               835
                                                   -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                  (268,078)       (12,232)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options           29,274            888
Net borrowings under revolving credit loans              50,000
Principal payments on long-term debt                    (56,250)       (13,333)
Purchase of treasury stock                             (198,467)
                                                   -------------  -------------
NET CASH USED IN FINANCING ACTIVITIES                  (175,443)       (12,445)
                                                   -------------  -------------
(Decrease) increase in cash and cash equivalents       (295,899)         8,969
Cash and cash equivalents, beginning of period          306,451        233,172
                                                   =============  =============
Cash and cash equivalents, end of period           $     10,552   $    242,141
                                                   =============  =============


     See notes to consolidated financial statements

             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. The operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year ended December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's 1997 Annual Report to Stockholders.

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


     The following table sets forth the reconciliation of per share data as of:

                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                           SEPTEMBER 30,           SEPTEMBER 30,
                                      ----------------------  ----------------------
                                         1998        1997        1998        1997
                                      ----------  ----------  ----------  ----------
Net Income                            $   64,721  $  119,088  $  160,779  $  198,622
                                      ==========  ==========  ==========  ==========
BASIC EPS
Weighted average common shares
  shares outstanding                      73,454      74,119      73,269      74,036
                                      ----------  ----------  ----------  ----------
DILUTED EPS
Incremental shares from stock
  options                                  1,392       2,986       2,106       4,091
                                      ----------  ----------  ----------  ----------
Weighted average common and
  common equivalent shares
  outstanding                             74,846      77,105      75,375      78,127
                                      ==========  ==========  ==========  ==========
EARNINGS PER SHARE:
  Net income per share - basic        $      .88  $     1.61  $     2.19  $     2.68
                                      ==========  ==========  ==========  ==========
  Net income per share - diluted      $      .86  $     1.54  $     2.13  $     2.54
                                      ==========  ==========  ==========  ==========


             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     On a pro forma basis, assuming an effective tax rate of 37.5% for the 1997 periods, the Company's basic and diluted earnings per share is as follows:

                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                            SEPTEMBER 30,           SEPTEMBER 30,
                                      ----------------------  ----------------------
                                         1998        1997        1998        1997
                                      ----------  ----------  ----------  ----------
PRO FORMA EARNINGS PER SHARE:
  Net income per share - basic        $      .88  $      .47  $     2.19  $     1.17
                                      ==========  ==========  ==========  ==========
  Net income per share - diluted      $      .86  $      .45  $     2.13  $     1.10
                                      ==========  ==========  ==========  ==========



NOTE 3. INVENTORIES

    Inventories consisted of the following at:
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1998           1997
                                                   -------------  -------------
                                                          (In thousands)

Work in process                                    $     415,584  $     330,155
Raw materials                                            177,807        134,973
Vendor progress payments                                  76,747         60,606
Pre-owned aircraft                                       101,472        104,142
                                                   -------------  -------------
                                                   $     771,610  $     629,876
                                                   =============  =============

NOTE 4. INCOME TAXES

     In the quarter and nine month period ended September 30, 1998, the Company recorded income tax provisions of $ 34.0 million and $90.4 million, respectively, based on an estimated annual effective tax rate of 36.0%. In the comparable periods of 1997, the Company recorded no provision for income taxes, other than alternative minimum taxes, principally as a result of utilization of net operating loss carryforwards. As a result of numerous factors, including, but not limited to the Company's recent earnings trends and the size of its contractual backlog, the Company determined that its net deferred tax asset was more likely than not to be realized, and, in the quarter ending September 30, 1997, released its deferred tax valuation allowance, totaling $94.2 million. Of this amount, $29.4 million related to the exercise of stock options and was credited to additional paid-in capital and $64.8 million was recorded as a one-time, non-cash income tax benefit.

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

     The Company is involved in tax audits by the Internal Revenue Service covering the years 1990 through 1994. The revenue agent's reports include several proposed adjustments involving the deductibility of certain compensation expense, items relating to the initial capitalization of the Company, the allocation of the original purchase price for the acquisition by the Company of the Gulfstream business, including the treatment of advance payments with respect to the cost of aircraft that were in backlog at the time of the acquisition, and the amortization of amounts allocated to intangible assets. The Company believes that the ultimate resolution of these issues will not have a material adverse effect on its financial statements because the financial statements already reflect what the Company currently believes is the expected loss of benefit arising from the resolution of these issues.

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

NOTE 6. COMMON STOCK REPURCHASES

     During January 1998, the Company announced a program to repurchase up to $200 million of its common stock. As of September 30, 1998, the Company had repurchased approximately 5.5 million shares, at an average price of $35.81 per share, for an aggregate amount of approximately $198.5 million. The repurchase was funded from the Company's available cash.

NOTE 7. BUSINESS ACQUISITION

     On August 19, 1998, the Company acquired K-C Aviation, Inc. for approximately $250 million, including acquisition costs. K-C Aviation is a leading provider of business aviation services and the largest independent completion center for business aircraft in North America. In addition to custom aircraft interiors, K-C Aviation is the second largest engine service center in the United States and also offers maintenance services, spares, auxiliary power unit service, avionics retrofit, non-destructive testing and component overhaul.

     The purchase of K-C Aviation, Inc. was funded primarily from existing cash balances, and due to the timing of the closing of the transaction, also from the revolving credit facility.

     The acquisition has been accounted for as a purchase, and accordingly, the operating results of K-C Aviation have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price exceeded the fair value of net assets acquired by approximately $178 million, which is being amortized on a straight-line basis over 40 years. Allocations of the purchase price have been determined based upon preliminary estimates of value, and therefore, are subject to change as asset appraisals are finalized. As refinements are made, goodwill and any other appropriate accounts will be adjusted accordingly.

     The following unaudited pro forma summary presents the combined results of operations of the Company and K-C Aviation, as if the acquisition had occurred at the beginning of fiscal 1998 and 1997. The pro forma amounts give effect to certain adjustments, including the amortization of goodwill, reduced interest income from cash utilized to complete the acquisition and the related income tax effects. The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the period presented, nor do they purport to be indicative of the results that will be obtained in the future.


                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                           SEPTEMBER 30,           SEPTEMBER 30,
                                      ----------------------  ----------------------
                                         1998        1997        1998        1997
                                      ----------  ----------  ----------  ----------
Pro forma Net Revenues                $    650.3  $    516.2  $  1,809.8  $  1,504.9
                                      ==========  ==========  ==========  ==========
Pro forma Income Before Income
   Taxes                                    99.5        56.3       251.1       129.9
                                      ==========  ==========  ==========  ==========
Pro forma Net Income                        66.3       120.6       163.1       193.4
                                      ==========  ==========  ==========  ==========
Pro forma Earnings Per Share -
   Basic                                     .90        1.63        2.23        2.61
                                      ==========  ==========  ==========  ==========
Pro forma Earnings Per Share -
   Diluted                            $      .88  $     1.56  $     2.17  $     2.47
                                      ==========  ==========  ==========  ==========


NOTE 8. CHANGE IN ACCOUNTING PRINCIPLES

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This Statement requires disclosure of total nonowner changes in stockholders' equity, which is defined as net income plus certain direct adjustments to stockholders' equity such as pension liability adjustments. For the three and nine month periods of 1998 and 1997, the Company had no such adjustments.

NOTE 9. NEW ACCOUNTING STANDARD

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Net Revenues. Total net revenues increased by $162.2 million, or 35.0%, to $626.2 million in the third quarter of 1998 from $464.0 million in the third quarter of 1997. The third quarter 1998 results of operations include net revenues of K-C Aviation, Inc. from the date of acquisition, which were $35.2 million, resulting principally from the delivery of five non-Gulfstream completions. Excluding the net revenues of K-C Aviation, the Company's net revenues were up $127.0 million, or 27.4%. The increase resulted from several factors; an increase in revenues from green aircraft of $44.5 million as the Company delivered 16 aircraft, seven Gulfstream Vs and nine Gulfstream IV-SPs, as compared with 14 aircraft, eight Gulfstream Vs and six Gulfstream IV-SPs, in the third quarter of 1997; and an increase in Gulfstream completion revenues of $30.7 million reflecting 11 Gulfstream completions delivered during the third quarter compared with only five Gulfstream completions delivered in the comparable 1997 period. In addition, revenues associated with the sale of pre-owned aircraft increased $29.2 million to $45.0 million in the third quarter of 1998 as compared to $15.8 million in the same period in 1997.

     During the nine months ended September 30, 1998, total net revenues increased by $324.0 million (including the effects of the acquisition), or 23.8%, to $1,686.6 million from $1,362.6 million for the nine months ended September 30, 1997. For the nine months ended September 30, 1998, Gulfstream delivered 44 new aircraft; 21 Gulfstream Vs and 23 Gulfstream IV-SPs, up from 37 new aircraft; 21 Gulfstream Vs and 16 Gulfstream IV-SPs in the same period of 1997. Also contributing to the increase in revenues was an increase in completion revenues of $82.5 million, resulting from 12 additional Gulfstream completion deliveries and five non-Gulfstream completion deliveries in 1998.

     Cost of Sales. Total cost of sales increased to $487.4 million in the third quarter of 1998 from $373.0 million in the third quarter of 1997, and increased $197.7 million to $1,322.7 million for the nine months ended
September  30,  1998  from  $1,125.0  million  for the  nine  months  ended
September 30, 1997. Cost of sales of the acquired business includes a non-cash acquisition related charge of $3.9 million for the fair value step-up related to the sale of inventories. Excluding pre-owned aircraft, which generally are sold at break-even levels, and the non-cash inventory step-up of $3.9 million, the gross profit percentage for the third quarter of 1998 was 24.1% compared to 19.3% for the third quarter of 1997, and for the nine months ended September 30, 1998, the gross profit percentage was 23.5% compared to 19.1% for the comparable period in 1997. This increase in gross profit percentages is primarily attributable to reductions in Gulfstream V aircraft production costs.

     Selling and Administrative Expense. Selling and administrative expense increased by $6.0 million, or 25.1%, to $29.9 million in the third quarter of 1998 from $23.9 million in the third quarter of 1997, but as a percentage of net revenues, decreased to 4.8% in the third quarter of 1998 from 5.2% in the third quarter of 1997. For the nine months ended September 30, 1998, selling and administrative expense was $85.4 million as compared to $69.5 million for the nine months ended September 30, 1997. The principal drivers for the increase for both the quarter and the nine months are additional sales and marketing expenses associated with the increased sales activity, the acquisition of K-C Aviation, and the business systems which are being implemented in 1998 and 1999 to support the production increases described elsewhere herein.

     Research and Development Expense. Research and development expense was $2.7 million in the third quarter of 1998, as compared to $4.3 million in the third quarter of 1997. For the nine month period ended September 30, 1998, research and development expense was $7.0 million compared to $8.1 million for the corresponding period in 1997. Research and development expense for the nine months ended September 30, 1997 is net of a $10.0 million credit for launch assistance funds received from vendors participating in the development of the Gulfstream V. Research and development expenditures in 1998 and the near-term future are expected to stem principally from product improvements and enhancements, rather than new aircraft development.

     Interest Income and Expense. Interest income decreased by $0.8 million to $2.0 million in the third quarter of 1998 from $2.8 million in the third quarter of 1997 as a result of lower average cash balances the Company had invested during 1998 compared to the same period of 1997. Interest expense decreased by $0.5 million to $7.0 million for the third quarter of 1998 and by $2.9 million to $20.4 million for the nine months ended September 30, 1998, respectively, over the comparable periods in 1997. This decrease is attributable to both a decrease in average borrowings and lower weighted average interest rates.

     Income Taxes. In the quarter and nine month period ended September 30, 1998, the Company recorded income tax provisions of $34.0 million and $90.4 million, respectively, based on an estimated effective tax rate of 36.0%. In the comparable periods of 1997, the Company recorded no provision for income taxes, other than alternative minimum taxes, principally as a result of utilization of net operating loss carryforwards. As a result of numerous factors, including, but not limited to the Company's recent earnings trends and the size of its contractual backlog, the Company determined that its net deferred tax asset was more likely than not to be realized, and, in the quarter ending September 30, 1997, released its deferred tax valuation allowance, totaling $94.2 million. Of this amount, $29.4 million related to the exercise of stock options and was credited to additional paid-in capital and $64.8 million was recorded as a one-time, non-cash income tax benefit. The Company's net operating loss carryforward for regular federal income tax purposes was fully utilized during the second quarter 1998.

     Earnings Per Share. The Company reported diluted earnings per share of $0.86 for the third quarter 1998 as compared to the third quarter of 1997 of $1.54 (or $0.70 per share, excluding the one-time tax benefit discussed above). For the nine months ended September 30, 1998, earnings per share was $2.13, compared to $2.54 (or $1.71 per share excluding the one-time tax benefit discussed above) for the corresponding period in 1997. On a pro forma fully-taxed basis, and assuming an effective tax rate of 37.5% for the 1997 periods, comparable diluted earnings per share would have been $.45 for the third quarter and $1.10 for the nine month period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise principally from working capital requirements, capital expenditures, and principal and interest payments on long-term debt (including the revolving credit facility). During 1998, the Company also implemented a share repurchase program and acquired K-C Aviation. During the nine months ended September 30, 1998, the Company relied on both cash balances and its revolving credit facility to fund these needs.

     The Company had cash and cash equivalents totaling $10.6 million at September 30, 1998 down from $306.5 million at December 31, 1997. This decrease is primarily attributable to the acquisition of K-C Aviation during the third quarter 1998 and the Company's share repurchase program.

     On August 19, 1998, the Company acquired K-C Aviation, Inc. for approximately $250 million, including acquisition costs. K-C Aviation is a leading provider of business aviation services and the largest independent completion center for business aircraft in North America. In addition to custom aircraft interiors, K-C Aviation is the second largest engine service center in the United States and also offers maintenance services, spares, auxiliary power unit service, avionics retrofit, non-destructive testing and component overhaul. The acquisition allows the Company to obtain a skilled workforce as well as the additional capacity to accelerate the completions ramp-up, while at the same time grow service revenues through three new strategic locations.

     In January 1998, the Company established a program to repurchase up to $200 million of its common stock. As of September 30, 1998, approximately
5.5 million shares, at an average price of $35.81 per share, had been repurchased under this plan for an aggregate amount of approximately $198.5 million.

     During the nine months ended September 30, 1998, net cash provided by operating activities was $147.6 million compared with the nine months ended September 30, 1997 when the Company generated $33.6 million in cash from operations. This increase is primarily attributable to an increase in pre-tax earnings.

     During  the third  quarter of 1998,  the  Company  together  with GATX
Capital Corporation, a diversified international financial services company, formed Gulfstream GATX Leasing Company to provide an operating lease program to customers in the large cabin, long range business aircraft market. Gulfstream GATX Leasing Company is owned 85% by GATX Capital and 15% by Gulfstream.

     During the nine months ended September 30, 1998, additions to property and equipment amounted to $16.1 million. At September 30, 1998, the Company was not committed to the purchase of any significant amount of property and equipment. As a result of the Company's strategic initiative to increase its annual production rate to approximately 65 aircraft by 1999, the Company's planned capital expenditures increased $15 million in 1997, and in 1998, are expected to increase by approximately another $20 million above previously planned annual levels of approximately $15 million. The Company continually monitors its capital spending in relation to current and anticipated business needs. As circumstances dictate, facilities are added, consolidated or modernized.

     In May 1998, certain shareholders of the Company completed the sale of 18,000,000 shares of common stock in a secondary offering (the "Offering"). The Company did not receive any of the proceeds from the sale of shares in the Offering. In connection with the Offering, certain current and former directors and employees of, and advisors to, the Company exercised stock options to purchase, in the aggregate, approximately 2.9 million shares of common stock from the Company for an aggregate exercise price of approximately $27.1 million, after deducting issuance costs. The Company used the proceeds from these exercises for working capital purposes.

     At September 30, 1998, borrowings under the Company's revolving credit facilities were $50 million, with available borrowings of $134.7 million. Scheduled repayments remaining under the term facility are $18.8 million in 1998 and $75.0 million in each of the years 1999 through 2001, and $80.0 million in 2002. The Credit Agreement contains customary affirmative and negative covenants including restrictions on the ability of the Company and its subsidiaries to pay cash dividends, as well as financial covenants under which the Company must operate. As of September 30, 1998, the Company was in compliance with the covenants of its credit agreement.

     The Company's principal source of liquidity both on a short-term and long-term basis is cash flow provided by operations, including customer progress payments and deposits on new aircraft orders. Occasionally, however, the Company may borrow against the credit agreement to supplement cash flow from operations. The Company believes that based upon its analysis of its consolidated financial position, its cash flow during the past 12 months and the expected results of operations in the future, operating cash flow and available borrowings under the credit agreement and other available financing sources will be adequate to fund operations, capital expenditures, and debt service for at least the next 12 months. The Company intends to repay its remaining indebtedness primarily with cash flow from operations. There can be no assurance, however, that future industry specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

     As of September 30, 1998, in connection with orders for 21 Gulfstream V aircraft in the backlog, the Company has offered customers trade-in options (which may or may not be exercised by the customer) under which the Company will accept trade-in aircraft (primarily Gulfstream IVs and IV-SPs) at a guaranteed minimum trade-in price. Additionally, in connection with recorded sales of new aircraft, the Company has agreed to accept pre-owned aircraft with trade-in values totaling $281.9 million as of September 30, 1998. Of this amount, $8.6 million is under contract for resale to pre-owned aircraft customers. Management believes that the fair market value of all such aircraft exceeds the specified trade-in value.

     On December 24, 1997, the Company executed final documents with the Pension Benefit Guaranty Corporation (the "PBGC") concerning funding of the Company's defined benefit pension plans. The terms were essentially the same as those set out in the agreement in principle reached between the PBGC and the Company during October 1996. Pursuant to this agreement, the Company contributed $18.8 million for the nine months ended September 30, 1998, and has agreed to contribute a total of $25.0 million annually (to be paid quarterly in equal installments) from 1999 through 2000 to its pension plans which payments are expected to result in such plans being fully funded. The payments to be made under this agreement were already part of the Company's overall financial planning, and therefore, are not expected to have a material adverse effect on the Company's financial statements. The funding required under this agreement will not result in any increase in the Company's annual pension expense.

CONTRACTUAL BACKLOG

     At September 30, 1998, Gulfstream had a firm contract backlog of approximately $2.9 billion of revenues, representing a total of 91 aircraft. The Company includes an order in backlog only if the Company has entered into a purchase contract (with no contingencies) with the customer and has received a significant (generally non-refundable) deposit from the customer.

     During the third quarter of 1998, Gulfstream GATX Leasing Company executed agreements to purchase five Gulfstream Vs and one Gulfstream IV-SP, valued at approximately $210 million, with deliveries from 1999 through 2001. It also executed options to purchase three Gulfstream Vs and three Gulfstream IV-SPs, valued at approximately $200 million, with potential deliveries from 2001 through 2004.

     During the quarter ended March 31, 1998, the Company signed a $335 million contract for 12 Gulfstream IV-SPs to expand its highly successful Gulfstream Shares fractional ownership program to the Middle East region. The first green aircraft delivery for the Middle East Shares Program occurred during the third quarter of 1998. The remaining 11 undelivered aircraft are not included in the Company's backlog. In 1993, the Company established very stringent deposit requirements for recording aircraft into its backlog. The contract for the Middle East Shares expansion includes modestly different deposit requirements early in the program. The Company has decided for the initial phase of the program to record these orders when the aircraft are delivered. Including the 11 undelivered aircraft in the Middle East contract, the Company had a total of 102 aircraft, valued at approximately $3.2 billion of potential future revenues, under contract at September 30, 1998.

     As part of the Company's ongoing Gulfstream Shares program, on October 16, 1998, the Company signed agreements in principle with Executive Jet International (EJI) which significantly expands the successful relationship between the two companies. The agreements include plans for a Gulfstream V Shares fractional ownership program, with the purchase of 10 Gulfstream V aircraft and options for an additional 12 Gulfstream V aircraft, the purchase of 14 Gulfstream IV-SP aircraft to supplement the current Gulfstream Shares program and a long-term maintenance agreement for Executive Jet's fleet of Falcons and Hawkers in addition to the Gulfstream jets. The value of the purchase and service agreements is estimated to be nearly $1.3 billion and is excluded from the Company's September 30, 1998 contractual backlog.

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

OUTLOOK

     The Company plans to deliver approximately 60 green aircraft in fiscal 1998 and 65 in fiscal 1999, and completions are expected to nearly double in 1998 compared to 1997. The gross margins are expected to improve from 20% in 1997 to the mid-20s by the end of 1998. Based on projections of increasing aircraft production and improving margins, Gulfstream expects diluted earnings per share of approximately $2.95 in 1998 and $3.75 in 1999. The Company is also targeting diluted earnings per share in 2000 to increase 15% over 1999.

YEAR 2000 READINESS

     As part of the Company's initiatives, begun in 1996, to increase production rates and co-produce the Gulfstream IV-SP and Gulfstream V, the Company has, and continues to, upgrade and replace business systems and facility infrastructure. These initiatives help to reduce the potential impact of the Year 2000 issue on the Company's operations.

     In addition, the Company has implemented a Year 2000 Compliance Plan designed to ensure that all other hardware, software, systems, and products with microprocessors relevant to the Company's business are not adversely affected by the Year 2000 issue. The Company has established a formal program office under the leadership of a senior level executive, to manage the assessment and implementation of the Plan objectives. The program is reviewed regularly with executive management.

     Gulfstream has reviewed all current production components and systems installed in the Gulfstream IV-SP and Gulfstream V aircraft and has found no issues. Older aircraft which are no longer under warranty have also been reviewed and some required minor component modifications have been identified and communicated to the relevant customers. Gulfstream intends to substantially complete Year 2000 compliance remediation and testing by the first quarter 1999, with some activities continuing through the remainder of 1999. Confirmations of Year 2000 plans for all high and medium risk suppliers has also been completed and low risk suppliers are approximately 90% complete. Supplier Year 2000 compliance monitoring will continue through year-end 1999 and into the Year 2000.

     The Company currently estimates the total costs of these efforts incurred during the years 1997 through 1999 to be approximately $3.5 million. In addition, some non-compliant systems will be eliminated as the Company installs Year 2000 compliant software in connection with its ongoing integrated resource planning project. The cost of this effort has been included in the Company's capital projections discussed above under the caption "Liquidity and Capital Resources".

     The Company does not believe that the implementation of this Year 2000 Compliance Plan will have a material effect on the Company's business operations, financial condition, liquidity or capital resources. Management of the Company believes it has an effective program in place to address the Year 2000 issue in a timely manner. As a component of the Year 2000
Compliance Plan, the Company is developing contingency plans to mitigate the effects of potential problems experienced by it or its key vendors or suppliers in the timely implementation of its Year 2000 Compliance Plan. Nevertheless, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company's operations would be adversely affected.

     The statements in this section constitute a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act to the extent provided therein.

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

          Not Applicable.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 10.33 Amendment dated October 6, 1998 to Credit Agreement among Gulfstream Delaware Corporation, The Chase Manhattan Bank, and the banks and other financial institutions parties thereto.

          Exhibit 10.34 Lease Agreement, dated January 1, 1998, by and between Immuebles El Vigia, S.A., and Interiores Aeroes, S.A. De C.V.

          Exhibit 10.35 Amendment No. 3 to Sublease Agreement, dated February 23, 1998, by and between the Brunswick and Glynn County Development Authority and Gulfstream Aerospace Corporation.

          Exhibit 10.36 Amendment No. 4 to Sublease Agreement, dated March 23, 1998, by and between the Brunswick and Glynn County Development Authority and Gulfstream Aerospace Corporation

          Exhibit 10.37 Lease Agreement, dated January 25, 1968, by and between Outagamie County, Wisconsin and K-C Aviation Incorporated which was assigned to K-C Aviation on October 9, 1980; as amended by Addendum No. 1, dated December 24, 1980, Addendum No. 2, dated February 9, 1988, Addendum No. 3 dated January 26, 1989, Addendum No. 4 dated October 22, 1996, and Addendum No. 5 to Lease Agreement, dated March 11, 1997.

          Exhibit 10.38 Lease Agreement, dated February 1, 1978, by and between City of Dallas and K-C Aviation, Incorporated for lease of land and facility at Dallas Love Field; as amended by Agreement Amending Lease dated October 28, 1981, Second Amendment dated June 1, 1989, and that certain letter from the City of Dallas to K-C Aviation dated December 9, 1997.

          Exhibit 10.39 Sublease Agreement, dated January 17, 1989, by and between Dalfort Aviation Services, a division of Dalfort Corporation and K-C Aviation, Incorporated, as amended by that certain First Additional Agreement effective January 17, 1989.

          Exhibit 10.40 Sublease Agreement, dated December 1, 1996, by and between Dallas Airmotive, Incorporated and K-C Aviation, Incorporated.

          Exhibit 10.41 Lease Agreement, dated May 1, 1997, by and between Carpenter Freeway Properties and K-C Aviation, Incorporated.

          Exhibit 27.1        Financial Data Schedule.

          Exhibit 99.1        Cautionary  Statement  for  Purposes  of  the
                              "Safe  Harbor"   Provisions  of  The  Private
                              Securities Litigation Reform Act of 1995.

     (b)  Report on Form 8-K

          On August 27, 1998 the Company filed a report on Form 8-K, reporting under Items 5 and 7, disclosing the Company's Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, and the Press Release issued August 19, 1998 pertaining to the Company's acquisition of K-C Aviation.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 12, 1998


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

                               EXHIBIT INDEX


EXHIBITS

          Exhibit 10.33 Amendment dated October 6, 1998 to Credit Agreement among Gulfstream Delaware Corporation, The Chase Manhattan Bank, and the banks and other financial institutions parties thereto.

          Exhibit 10.34 Lease Agreement, dated January 1, 1998, by and between Immuebles El Vigia, S.A., and Interiores Aeroes, S.A. De C.V.

          Exhibit 10.35 Amendment No. 3 to Sublease Agreement, dated February 23, 1998, by and between the Brunswick and Glynn County Development Authority and Gulfstream Aerospace Corporation.

          Exhibit 10.36 Amendment No. 4 to Sublease Agreement, dated March 23, 1998, by and between the Brunswick and Glynn County Development Authority and Gulfstream Aerospace Corporation

          Exhibit 10.37 Lease Agreement, dated January 25, 1968, by and between Outagamie County, Wisconsin and K-C Aviation Incorporated which was assigned to K-C Aviation on October 9, 1980; as amended by Addendum No. 1, dated December 24, 1980, Addendum No. 2, dated February 9, 1988, Addendum No. 3 dated January 26, 1989, Addendum No. 4 dated October 22, 1996, and Addendum No. 5 to Lease Agreement, dated March 11, 1997.

          Exhibit 10.38 Lease Agreement, dated February 1, 1978, by and between City of Dallas and K-C Aviation, Incorporated for lease of land and facility at Dallas Love Field; as amended by Agreement Amending Lease dated October 28, 1981, Second Amendment dated June 1, 1989, and that certain letter from the City of Dallas to K-C Aviation dated December 9, 1997.

          Exhibit 10.39 Sublease Agreement, dated January 17, 1989, by and between Dalfort Aviation Services, a division of Dalfort Corporation and K-C Aviation, Incorporated, as amended by that certain First Additional Agreement effective January 17, 1989.

          Exhibit 10.40 Sublease Agreement, dated December 1, 1996, by and between Dallas Airmotive, Incorporated and K-C Aviation, Incorporated.

          Exhibit 10.41 Lease Agreement, dated May 1, 1997, by and between Carpenter Freeway Properties and K-C Aviation, Incorporated.

          Exhibit 27.1        Financial Data Schedule.

          Exhibit 99.1        Cautionary  Statement  for  Purposes  of  the
                              "Safe  Harbor"   Provisions  of  The  Private
                              Securities Litigation Reform Act of 1995.