Form 10-K
period 1998-12-31
GULFSTREAM AEROSPACE CORP
filed 1999-03-29
CIK 715355

===============================================================================
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-K
(MARK ONE)
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                     OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

        Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
         Title of each class                    on which registered
         -------------------                    -------------------
    COMMON STOCK, $.01 PAR VALUE              NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act:

                                    NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the New York Stock Exchange on March 1, 1999 was $2,605,156,713. For purposes of this computation, shares held by affiliates and by directors of the registrant have been excluded. Such exclusion of shares held by directors is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of March 1, 1999, there were outstanding 72,765,418 shares of the registrant's common stock, par value $.01, which is the only class of common stock of the registrant.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 (the "1998 Annual Report") are incorporated by reference in Parts II and IV of this Form 10-K. Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1999 (the "1999 Proxy Statement") are incorporated by reference in Part III of this Form 10-K to the extent stated herein. Except with respect to information specifically incorporated by reference in this Form 10-K, neither the Annual Report nor the Proxy Statement is deemed to be filed as a part hereof.

===========================================================================

                                   PART I


ITEM 1.  BUSINESS


GENERAL

     Gulfstream Aerospace Corporation (the "Company") is recognized worldwide as a leading designer, developer, manufacturer and marketer of advanced intercontinental business aircraft. Since 1966, when the Company created the large cabin business jet category with the introduction of the Gulfstream II, the Company has dominated this segment of the market, capturing a cumulative market share of approximately 60%. The Company has manufactured and sold over 1,000 large business aircraft since the introduction of the Gulfstream product line in 1958.

     The Company operates principally in three segments: New Aircraft, Aircraft Services and Pre-owned Aircraft. Within New Aircraft, the Company's current product offerings are the Gulfstream IV-SP, the
Gulfstream V, Gulfstream Shares(R) (fractional ownership interest in Gulfstream IV-SPs and Gulfstream Vs), and Gulfstream LeaseSM. Also, the Company's financial services subsidiary, Gulfstream Financial Services Corporation, through its private label relationship with third-party aircraft financing providers, offers customized products to finance the worldwide sale of Gulfstream aircraft. Within it's Aircraft Services segment, the Company offers aftermarket maintenance services, spare parts, engine overhaul and auxiliary power unit service and overhaul for both Gulfstream and other business aircraft. The Company's Pre-owned Aircraft segment markets and sells pre-owned Gulfstream aircraft and other business aircraft, acquired in trade, to a worldwide market.

     On October 16, 1996, the Company sold 4,559,100 shares of the Company's Common Stock, and certain partnerships (the "Forstmann Little Partnerships") formed by Forstmann Little & Co. ("Forstmann Little") and certain option holders of the Company's common stock, sold 37,940,900 shares of the Company's common stock, in an initial public offering at a price of $24.00 per share. In May 1998, the Forstmann Little Partnerships and certain stockholders and option holders completed the sale of 18 million shares of common stock in a secondary offering at a price of $43.00 per share. As of March 1, 1999, the Forstmann Little Partnerships owned approximately 22.8% of the outstanding shares of the Company's common stock.

ACQUISITION OF K-C AVIATION

     On August 19, 1998, the Company completed the acquisition of K-C Aviation, Inc. for approximately $250 million, including acquisition costs. The acquisition is a key part of Gulfstream's growth strategy and has allowed the Company to obtain a skilled workforce, as well as add additional capacity to accelerate its aircraft completions business, diversify and grow its aircraft maintenance and parts business, and strongly establish the Gulfstream name in the aircraft engine and auxiliary power unit service market.

     K-C Aviation was a leading provider of business aviation services and the largest independent completion center for business aircraft in North America. The acquisition has provided the Company with the capacity for approximately 21 additional aircraft interior completions. In addition to custom aircraft interiors, K-C Aviation was the second largest independent aircraft engine service center in the United States and also offered maintenance services, spare parts, auxiliary power unit service, avionics retrofit, non-destructive testing and component overhaul.

NEW AIRCRAFT

     The Company's New Aircraft segment operates in the business aircraft market which is generally divided into four segments -- light, medium, large and ultra-long range. These market segments are defined on the basis of range, cabin volume and gross operating weight. The Company sells new aircraft on a completed basis, including exterior paint, installation of customer selected interiors and optional avionics. The Company's principal product offerings are discussed below:

   GULFSTREAM V

     The Company's newest aircraft product is the Gulfstream V, which serves the ultra-long range market. The Company believes the Gulfstream V provides the longest range, fastest cruising speed and most technologically advanced avionics of any ultra-long range business jet aircraft currently in operation. The Gulfstream V received final type certification from the Federal Aviation Administration ("FAA") on April 11, 1997. Deliveries of the first outfitted aircraft to customers began in 1997. To date, the Gulfstream V has set 55 world and national records. The Company had received a total of 121 orders, 136 including options, for the Gulfstream V and had manufactured and delivered 61 Gulfstream Vs through 1998. As confirmation of the product's innovative design and outstanding performance, the Gulfstream V received the 1997 Robert J. Collier Trophy for aeronautical achievement and was selected by the United States Air Force to provide intercontinental transportation for senior government officials and dignitaries.

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

     The aircraft utilizes dual cabin pressurization systems to minimize cabin altitude. At its cruising altitude of 51,000 feet, the Gulfstream V cabin altitude is only 6,000 feet, the lowest cabin altitude of any jet aircraft in its class. This low cabin altitude, together with a 100% fresh air ventilation system (instead of a recirculating air system), significantly reduces passenger fatigue.

     The advanced flight systems on the Gulfstream V include automatic throttle systems, an integrated performance computer system, an engine information crew advisory system, a dual global positioning system and independent inertial reference systems. These systems provide accurate flight planning, as well as automatic control, throughout the planned flight profile. For maximum safety, a Traffic Collision Avoidance System, turbulence and wind shear-detecting radar and an Enhanced Ground Proximity Warning System are also standard. An additional safety feature of the Gulfstream V is an optional heads-up display ("HUD"). The HUD optimizes pilot performance and improves flight safety, especially in low visibility conditions, by reducing the pilot's dependence on the instrument panel, thus allowing the pilot to direct his vision outside the cockpit.

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

     The list price for a completed Gulfstream V is expected to be approximately $39.5 million depending upon selected options, escalation and availability. The Company provides a purchaser of a Gulfstream V with a 20 year or 20,000 flight hour warranty (whichever comes first) on the airframe structure and a six-year warranty on components (other than the engines). BMW Rolls-Royce GmbH provides a direct five-year or 2,500 flight hour warranty (whichever comes first) on the engines to purchasers of a Gulfstream V.

   GULFSTREAM IV-SP

     The New Aircraft segment's other principal aircraft product is the Gulfstream IV-SP, serving the large cabin business jet market. The Company believes that the Gulfstream IV-SP offers the best combination of large cabin size, long range, fast cruising speed and technologically advanced avionics of any large business jet aircraft in its market segment. The Gulfstream IV-SP is an enhanced version of the Gulfstream IV. In total, the Company has manufactured and sold 359 Gulfstream IV/IV-SPs from 1985 to 1998, making it the best selling large cabin business jet in the history of business aviation.

     The Gulfstream IV-SP can accommodate up to 19 passengers, has a range of up to 4,220 nautical miles and a cruising speed of up to Mach .85. These capabilities permit routine intercontinental travel at cruising speeds comparable to commercial airline cruising speeds, while operating efficiently at altitudes as high as 45,000 feet, flying above most commercial airline traffic and adverse weather. The Gulfstream IV/IV-SP is the holder of over 70 distance, altitude and speed records for aircraft of its class including east-bound and west-bound around-the-world speed records (36 hours and 8 minutes (east-bound) and 45 hours and 25 minutes (west-bound)).

     The Gulfstream IV-SP is equipped with two Rolls-Royce Tay fan jet engines which have commercial airline-proven reliability and performance. The Tay engines can operate 8,000 flight hours between major overhauls, producing aircraft operating costs for the Gulfstream IV-SP that the Company believes are comparable to those of its competitors. Additionally, the Gulfstream IV-SP, together with the Gulfstream IV and the Gulfstream V, combine an electronic "all glass cockpit" and an advanced avionics suite consisting of a fully integrated computerized flight management system, including a performance computer and automatic throttle systems.

     The list price for a Gulfstream IV-SP, is expected to be approximately $29.5 million depending upon selected options, escalation and availability. The Company provides a purchaser of a Gulfstream IV-SP with a 15 year or 15,000 flight hour warranty (whichever comes first) on the airframe structure and a 30 month warranty on most other parts (other than the engines). Rolls-Royce provides a direct 5 year or 2,500 flight hour warranty (whichever comes first) on the engines to purchasers of a new Gulfstream IV-SP.

   GULFSTREAM SHARES(R)

     The Company has offered customers fractional ownership in Gulfstream IV-SP aircraft through a program established by the Company in 1995 in conjunction with Executive Jet ("EJ"). In 1998, the Company and EJ announced the expansion of that program to include Gulfstream V aircraft. This program is designed to provide customers with the benefits of aircraft ownership at a substantially lower cost than the purchase of an entire aircraft. The program significantly expands the market for Gulfstream IV-SP and Gulfstream V aircraft to include those customers whose aircraft usage patterns or financial resources do not justify or permit the direct purchase of a Gulfstream aircraft. The Gulfstream Shares program, by teaming Gulfstream and EJ, has brought the Gulfstream name, quality, reputation and marketing infrastructure together with the operational experience and reputation of the founder and leader in the business jet aircraft fractional ownership market.

     The Gulfstream Shares program is marketed by the Company. EJ purchases Gulfstream IV-SPs and Gulfstream Vs from the Company and then sells fractional ownership interests in such aircraft generally in one-eighth or one-quarter increments for which the customer receives 100 or 200 hours of flying time per year, respectively, with a guaranteed response time for pick-up of ten hours or six hours, respectively. As of December 31, 1998, the Company had contracted to deliver to EJ 44 Gulfstream IV-SPs and 12 Gulfstream Vs in connection with the North American Gulfstream Shares program, plus options for additional 12 Gulfstream Vs. Of these, 18 Gulfstream IV-SPs are in service, and the remaining 50 Gulfstream IV-SPs and Gulfstream Vs are scheduled for delivery through 2007. The customers enter into management and operating contracts with EJ which provide guaranteed services and operating costs. EJ's agreement with its customers provides for a term of five years with certain termination and renewal rights. There is no recourse to the Company under the provisions of these agreements or under the Company's contractual agreement with EJ.

     The Gulfstream aircraft are maintained by the Company under a maintenance agreement with EJ. Further, under a lease arrangement, the Company provides EJ up to 3 pre-owned Gulfstream IV aircraft (which are included in the Company's pre-owned aircraft inventory) which make up EJ's core fleet and are used to facilitate EJ's meeting its response time and service guarantees. In 1998, EJ exercised an option to purchase three new aircraft to replace these core-fleet aircraft. The Company has a proprietary agreement with EJ relating to the marketing activities and provision of the core fleet, pursuant to which the Company is reimbursed for certain marketing expenses and earns royalty fees on certain EJ revenues. The Company's marketing services agreement for Gulfstream Shares has a term of five years to 2003 and can be extended by mutual agreement of the parties.

     In 1998, the Company expanded the Shares Program into the Middle East, with a 12 aircraft $335 million contract with a group of Middle East investors. The first Middle East Shares aircraft was delivered green in the third quarter of 1998 and will enter service in the second quarter of 1999.

   SPECIAL MISSION AIRCRAFT

     The Company has designed and manufactured several derivatives of the Gulfstream V and Gulfstream IV-SP which are utilized for military and government Special Mission applications. These derivatives include the cargo door equipped Gulfstream IV/IV-SP aircraft in service with the U. S. Navy and Japanese Air Force which are designated the C-20G and U-4, respectively, and the long established U. S. Air Force C-20H Special Air Mission Gulfstream IV-SPs. Additional Special Mission derivatives are in military and government use throughout the world in diverse roles including signal intelligence, reconnaissance, medical evacuation, hurricane tracking, airways flight inspection and priority transport.

     In 1997, a Gulfstream V derivative was selected by the U. S. Air Force for its VCX high priority transport program. With the 1998 order for a Gulfstream V for the U. S. Army and the additional C-37 option exercised in February 1999, the program currently includes four firm orders and three options for Gulfstream V C-37A aircraft. The C-37A aircraft will be operated by the U. S. Air Force Special Air Mission Wing and the U. S. Army.

     There are currently 49 Gulfstream IV/IV-SP and four Gulfstream V aircraft in military or government service in 34 countries, with an additional 13 Special Mission aircraft to be delivered. The Company believes the Special Mission derivatives of the Gulfstream IV-SP and Gulfstream V will continue to be important products for meeting the needs of government operators, military organizations, civil authorities and intelligence gathering agencies.

   GULFSTREAM LEASE

     In 1998, Gulfstream announced Gulfstream Lease, a venture between the Company and GATX Capital. The venture, Gulfstream GATX Leasing Company, LLC ("GGLC"), has signed a contract to purchase six aircraft (five Gulfstream Vs and one Gulfstream IV-SP) and options to purchase an additional three Gulfstream Vs and three Gulfstream IV-SPs. GGLC is owned 85% by GATX Capital and 15% by Gulfstream. This program is expected to provide an important vehicle for new Gulfstream aircraft sales, by offering customers an additional solution for their interim aircraft operating needs and introducing customers with less initial capital to Gulfstream's product offerings. Gulfstream will market the leases and provide maintenance services, while GATX Capital will provide account management services.

   GULFSTREAM CHARTER AND AIRCRAFT MANAGEMENT SERVICES

     The Company has developed Gulfstream Charter Services to provide its customers with easy access to the Gulfstream charter market. The program helps customers meet their interim and supplemental lift requirements by connecting potential Gulfstream charter customers with operators through a private label relationship with a charter services manager. In addition, Gulfstream, in conjunction with Chrysler Pentastar Aviation, Inc., offers Gulfstream Management Services, a program for the management of Gulfstream aircraft. Through this service, individual and corporate owners of Gulfstream aircraft can receive aircrew, dispatch and maintenance management services.

   AIRCRAFT FINANCING

     The Company, through its subsidiary Gulfstream Financial Services Corporation ("GFSC"), provides customers with access to customized financial products to support the worldwide sale of Gulfstream new and pre-owned aircraft. GFSC representatives typically consult with potential customers to develop the most effective means of financing the purchase of a Gulfstream aircraft for each such customer's specialized needs.

     The financial products (including capital and operating leases, loans, tax advantaged leases, like-kind exchange options and Export-Import Bank support) are provided on a competitive basis through a proprietary, private label relationship with a prominent provider of aircraft financing (the "Financing Provider"), that has full credit review and approval rights and assumes all credit risk with no recourse to the Company. Additionally, the Company and the Financing Provider have entered into a re-marketing arrangement which enables the Company to manage the resale of any Gulfstream aircraft whose lease financing period has ended. This private label agreement has a term of five years from 1996 with a minimum lending commitment of $250 million annually, and can be extended by mutual agreement of the parties.

     The Company believes that the access provided by GFSC to financing sources for customers throughout the world serves to expedite and increase sales of new and pre-owned aircraft and also enables the Company to effectively manage the residual values of the Gulfstream fleet.

   TRAINING

     The Company provides pilot and maintenance training services to its customers as an integral component of the sale of new Gulfstream IV-SP, Gulfstream V and pre-owned Gulfstream aircraft. The Company has long-term agreements with FlightSafety International ("FSI") for the provision of this high quality training service.

     FSI maintains and operates training facilities co-located with the Company's Savannah and Long Beach operations. In 1997, FSI completed a new 65,000 square foot training facility adjacent to the Gulfstream Service Center in Savannah. This facility, which became operational in January 1998, contains 21 classrooms, 16 briefing rooms and four CPM (cockpit procedures modules) rooms. In addition, it houses simulators supporting the entire Gulfstream product line (Gulfstream I through Gulfstream V). Gulfstream facilitates the operation of a Customer Training Advisory Board which provides direct customer and original equipment manufacturer input to FSI's training curriculums and course content.

     Additionally, pilot and maintenance training services are provided to Gulfstream owners and operators by SimuFlite Training International ("SimuFlite") located at Dallas-Fort Worth International Airport, Texas. SimuFlite provides training services for Gulfstream II, Gulfstream III and Gulfstream IV aircraft. Gulfstream, in conjunction with SimuFlite, facilitates the operation of a Customer Training Advisory Board which provides direct customer and original equipment manufacturer input to SimuFlite training curriculums and course content.

   MATERIALS AND COMPONENTS

     Approximately 70% of the production costs of both the Gulfstream IV-SP and the Gulfstream V consist of purchased materials and equipment. Many materials and items of equipment used in the production of the Company's aircraft, such as the engines, wings, landing gear and avionics systems, are purchased from manufacturers, generally pursuant to long-term purchase orders. For the Gulfstream V, the Company has entered into revenue sharing agreements for the wing and empennage. Under these agreements, the revenue share partner is responsible for the detailed design, tooling and manufacture of the systems in exchange for a fixed percentage of revenues of each Gulfstream V sold. The terms of the revenue share agreements with Northrop Grumman Corporation for the wing and Fokker Aviation B.V. for the empennage continue so long as the Company is manufacturing the Gulfstream V and prices are determined as a function of the sale price of the Gulfstream aircraft.

     As is typical among general aviation aircraft manufacturers, the Company relies on single source suppliers for complex aircraft components and systems. These single sources are selected based on overall aircraft systems requirements, quality and certification requirements and competitiveness in the market. The Company's major suppliers include Rolls-Royce Commercial Aero Engines Limited (Gulfstream IV-SP engines), BMW Rolls-Royce GmbH (Gulfstream V engines), Honeywell Incorporated (Gulfstream IV-SP and Gulfstream V flight management systems/avionics), The Aerostructures Corporation (Gulfstream IV-SP wing), Northrop Grumman Corporation (Gulfstream V wing revenue share partner and Gulfstream IV-SP nacelle supplier), Fokker Aviation B.V., a subsidiary of Stork B.V., (Gulfstream V empennage revenue share partner), The B.F. Goodrich Co. (Gulfstream IV-SP and Gulfstream V landing gears and air speed sensors), Sundstrand Corp. (Gulfstream V electrical system and actuators) and AlliedSignal, Inc. (Gulfstream IV-SP and Gulfstream V auxiliary power unit and environmental control systems and Gulfstream IV-SP electrical systems). The Company has negotiated multi-year agreements with its major Gulfstream IV-SP and Gulfstream V suppliers. All of the agreements, with the exception of the revenue share agreements, allow schedule flexibility and have no cost termination clauses at the Company's option, subject to certain conditions and prior notification periods.

     Suppliers are selected on the basis of their ability to produce high quality systems and components at competitive prices on a timely basis. While the Company's production activities have not been materially affected by the inability to obtain essential components, and while it maintains business interruption insurance in the event that such a disruption should occur, the failure of certain suppliers or subcontractors to meet the Company's performance specifications, quality standards or delivery schedules could adversely impact the Company's operations. In addition, the Company's ability to significantly increase its production rate could be limited by the ability of its key suppliers to increase their delivery rates; however, in the past, the Company's ability to maintain or increase production has not been significantly limited by suppliers' performance. In addition, under many of its supply contracts, the Company is permitted to increase or decrease the quantity of components or systems being ordered at no cost on six months' notice.

AIRCRAFT SERVICES

     Within its Aircraft Services segment, the Company offers aftermarket maintenance services, spare parts, engine overhaul and auxiliary power unit service and overhaul for both Gulfstream and other business jets.

     As part of its customer-oriented strategy, the Company is committed to supporting and servicing the Gulfstream aircraft fleet, which presently numbers over 900 aircraft in service. The Company provides worldwide service and support by integrating a network of Company-owned service centers, three levels of authorized third-party service providers, worldwide parts depots, worldwide service representatives and 24 hour-a-day technical/AOG (aircraft on the ground) support.

     The Company also provides airframe and engine service and parts support for non-Gulfstream aircraft. As a result of the K-C Aviation acquisition in 1998, Gulfstream now offers services for Challenger, Hawker, Falcon and other aircraft types at their Appleton, WI; Dallas, TX; and Westfield, MA locations. In addition to the incremental revenues and margins that these services generate, they provide the Company with an additional channel to establish new customer relationships with aircraft owners/operators that could ultimately result in the sale of new Gulfstream aircraft.

     The Company has license agreements with Marshalls of Cambridge (Cambridge, England), Chrysler's Pentastar Aviation subsidiary (Ypsilanti, Michigan) and Jet Aviation (Singapore) to provide service, maintenance and repairs for Gulfstream aircraft. The licensees provide additional geographic service locations for the expanding Gulfstream fleet. In addition, Jet Aviation Business Jets (Geneva and Basel, Switzerland), Jamco (Japan) and Linden Airtaxi (Sao Paulo, Brazil) serve as authorized warranty centers.

     Parts are provided worldwide to Gulfstream and non-Gulfstream aircraft owners and maintenance facilities through a network of nine distribution centers. Sales force initiatives include aggressive new aircraft provision sales, replacement, modification and enhancement sales to existing airframe and engine customers.

     The Company markets aircraft support publications and technical documents to its customers and to third party service facilities. Additionally, a proprietary computerized maintenance program ("CMP") is offered as a subscription service to customers for the management and tracking of the maintenance status of their aircraft. Approximately 95% of the Company's customers utilize this service. The Company has instituted a policy requiring third-party maintenance facilities to purchase factory technical support for scheduled maintenance performed on customer aircraft.

     Additionally, the Company provides, through its ServiceCareSM program, a comprehensive airframe, engine and avionics maintenance program, which provides customers of new Gulfstream IV-SPs with scheduled and unscheduled maintenance at guaranteed costs. Coverage is provided on a world-wide basis, with all work to be accomplished at Gulfstream or Gulfstream authorized service centers.

     The Company has developed a proactive marketing and sales effort in its maintenance services operations. This has resulted in an increase in the Gulfstream maintenance service market share to approximately 75% in 1998. The Company's estimated market share was approximately 60% in 1997.

 PRE-OWNED AIRCRAFT

     Pre-owned aircraft are routinely accepted in trade to facilitate the sale of new Gulfstream IV-SPs and Gulfstream Vs. The Company backs pre-owned Gulfstream aircraft with a five year warranty on the airframe structure and a 12 month warranty on virtually all other parts, including the engines under a separate warranty from Rolls-Royce Commercial Aero Engines Limited.

     Trade-in values for pre-owned aircraft are based on estimated fair market value ("FMV") at the trade-in date. If the trade-in date is greater than twelve months into the future, the Company's current practice is to reserve the right to determine FMV not more than six months prior to delivery of the green aircraft. Trade-in aircraft are always entered into inventory at the lower of cost or estimated realizable value. Any excess value offered to a customer above estimated realizable value is recognized as a reduction in the revenue received in the new aircraft sale transaction.

     Through its trade-in agreements, the Company reserves the right to pre-market the trade-in aircraft prior to acceptance of title from the customer. Over the past several years, the Company has been successful in entering sales agreements on trade-in aircraft prior to acceptance of title. If market conditions change, however, no assurances can be made that the Company can continue this practice.

     The Company has provided a portion of its Gulfstream V customers whose contracts are currently in backlog with an option to trade in a Gulfstream aircraft at the time of their Gulfstream V aircraft delivery. These options may be at a specified dollar amount or at FMV "to be determined six months prior to green delivery" of the Gulfstream V. The Company continues to assess those options which are at a fixed dollar amount in light of market conditions and has determined such fixed dollar options are less than the FMV estimated for the time of Gulfstream V aircraft delivery. Although no assurance can be given that the fixed dollar trade-in aircraft values will remain at or below FMV at the time of trade, any adjustments required for values in excess of FMV will be appropriately reflected in the new aircraft sales transaction and the pre-owned inventory will be stated on the Company's books at the lower of cost or estimated realizable value.

   BACKLOG

     At December 31, 1998, the Company had a financial contract backlog of approximately $3.3 billion, representing a total of 50 contracts for Gulfstream IV-SPs, 56 contracts for Gulfstream Vs, compared with $2.8 billion at the end of 1997, representing a total of 43 contracts for Gulfstream IV-SPs and 45 contracts for Gulfstream Vs. Including the 11 undelivered aircraft in the Middle East Shares contract, the Company had a total of 117 aircraft, valued at approximately $3.6 billion of potential future revenues, under contract at December 31, 1998. This excludes 18 options valued at $0.7 billion.

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

     During the first quarter of 1998, the Company signed a $335 million contract for 12 Gulfstream IV-SPs to expand its highly successful Gulfstream Shares fractional ownership program to the Middle East region. The first green aircraft delivery for the Middle East Shares Program occurred during the third quarter of 1998. The remaining 11 undelivered aircraft are not included in the Company's financial contract backlog. In 1993, the Company established very stringent deposit requirements for recording aircraft into its backlog. The contract for the Middle East Shares expansion includes modestly different deposit requirements early in the program. The Company has decided for the initial phase of the program to record these orders into backlog when the aircraft are delivered.

     As of December 31, 1998, the Company had contracted to deliver to EJ 44 Gulfstream IV-SPs and 12 Gulfstream Vs in connection with the North American Gulfstream Shares program plus options for additional 12 Gulfstream Vs. Of these, 18 Gulfstream IV-SPs are in service, with the remaining 50 Gulfstream IV-SPs and Gulfstream Vs to be delivered through 2007.

     The Company includes an order in financial contract backlog only if the Company has entered into a purchase contract (with no contingencies) with a customer and has received a significant (generally non-refundable) deposit from the customer. Approximately 50% of the Company's contractual backlog is scheduled for delivery beyond 1999. Approximately 80% of the Company's backlog is North American and approximately 20% is international.

     Generally, at the signing of a Gulfstream IV-SP or Gulfstream V contract, a customer makes a non-refundable deposit with the Company, and subsequently makes a series of significant progress payments, prior to delivery of the aircraft. The Company monitors the condition of its backlog and believes, based on the nature of its customers and its historical experience, that there will not be a significant number of cancellations. However, to the extent that there is a lengthy period of time between a customer's aircraft order and its expected delivery date, there may be increased uncertainty as to changes in business and economic conditions which may affect customer cancellations.

   CUSTOMERS AND MARKETING

     The  majority  of the  Company's  aircraft  are sold to  national  and multinational corporations and governments. Gulfstream's aircraft are operated by customers in a wide spectrum of industries and customer groups, including: pharmaceuticals, consumer goods, high technology, energy, industrial manufacturing, finance, insurance, real estate, mining, transportation, communications, public utilities, retail trade, the United States government, other sovereign entities and individuals. Seventy-seven percent of the Gulfstream fleet is based in North America and 23% of the fleet is based in 50 countries worldwide. Current owners of Gulfstream aircraft include 32 of the Fortune 50 companies and 119 of the Fortune 500 companies. In addition, the United States government, including all branches of the United States military, and 33 foreign governments operate Gulfstream aircraft. Gulfstream aircraft provide air transportation for the President, Vice President and other senior members of the United States government. Over 40 Gulfstream aircraft are currently in operation with various United States government agencies, including the FAA.

     The diverse Gulfstream customer base combined with wide geographic distribution requires an integrated marketing, communications and sales approach. The Company's marketing and communications program is designed to create general awareness of the Company, and its products and services, while the sales approach is highly personalized and focused on the key decision makers, as well as flight departments and other managers within the customer's organization.

     Gulfstream operates an International Advisory Board of 16 prominent international business executives and senior statesmen to advise the Company on international activities in support of the Company's strategic initiatives to further penetrate the international markets.

     The Company's marketing and communications program is a carefully integrated combination of business and trade advertising, direct mail, press coverage, trade shows and special events. These activities are specifically developed to create personal selling opportunities for the sales team and senior management with assistance from the Board of Directors and International Advisory Board.

     The Company has 28 sales executives located both in North America and around the world. Internationally, the Company also utilizes independent agents who facilitate transactions in selected local markets.

     The Company's revenues by geographic area are included on page 38 of Gulfstream's 1998 Annual Report, which information is incorporated herein by reference. During 1996, revenues from one customer, Executive Jet, included in the New Aircraft and Aircraft Services reportable segments, represented approximately 11.7% of the Company's total revenues.

   COMPETITION

     The business aircraft market generally is divided into four segments -- (light, medium, large and ultra-long range) of aircraft either designed or converted for business use.

     The Gulfstream IV-SP competes in the large cabin business aircraft market segment, principally with Dassault Aviation S.A.'s Falcon 900 EX and 900B. The Gulfstream V competes in the ultra-long range business aircraft market segment, primarily with Bombardier's Global Express, and, to a lesser extent, corporate versions of the Boeing 737 and Airbus A319. The Company's competitors may have access to greater resources (including, in certain cases, governmental subsidies) than are available to the Company. The Company believes, however, that it competes favorably with its competitors on the basis of the performance characteristics of its aircraft, the quality, range and timeliness of the service it provides and its innovative marketing techniques. In addition, the Company was able to certify the Gulfstream V significantly in advance of its competition. The Company believes its aircraft's operating costs are comparable to or lower than those of its competitors and that its products are competitively priced.

   RESEARCH AND DEVELOPMENT

     The Company conducts an internally funded research and development program primarily for the enhancement of the existing Gulfstream aircraft fleet, through product and process improvement to satisfy changing customer needs and changing regulatory requirements. The Company's research and development efforts have focused on improving operating efficiencies, performance, safety and reliability, reducing pilot workloads, realizing environmental benefits, reducing weight and improving ease of manufacture.

     The Company believes that its emphasis on technology and product improvements for aircraft in the Gulfstream fleet has provided and will continue to provide added value for the Gulfstream customer. For aircraft already produced and in service, aircraft changes, which incorporate product improvements, are generally made available for purchase by existing owners of Gulfstream aircraft.

     In 1998, the Company announced plans, in collaboration with a division of the Lockheed Martin Corp., to study the feasibility of a supersonic business jet. The study is expected to take 18-24 months and require only an insignificant level of research and development spending. The companies expect that if they do decide to develop such a jet it would not be introduced to the market for at least eight to ten years.

     Information   regarding   the  Company's   research  and   development
expenditures is contained on page 22 of Gulfstream's 1998 Annual Report, which information is incorporated herein by reference.

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

   EMPLOYEES

     At March 1, 1999, the Company employed approximately 7,740 people, of whom approximately 4,410 were employed at the Company's Savannah, Georgia facility, 130 at the Brunswick, Georgia facility, 630 at the Bethany, Oklahoma facility, 810 at the Long Beach, California facility, 730 at the Dallas, Texas facility, 370 at the Appleton, Wisconsin facility, 130 at the Westfield, Massachusetts and 530 at the Mexicali, Mexico facility. In 1996, the Company entered into a 5-year contract with the International Union of United Automobile, Aerospace & Agricultural Implement Workers of America, which represents certain employees at the Company's Bethany, Oklahoma plant. The Company considers its overall employee relations to be good.

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

     The Company's expenses for remedial environmental matters and capital outlays for environmental compliance were less than $2.0 million in 1998.

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

     The Savannah facility has been in existence for over 30 years. Like the Savannah facility, certain of the Company's other facilities have been in operation for a number of years and, over such time, these facilities have used substances or generated and disposed of wastes which are or may be considered hazardous. As a result, it is possible that the Company could become subject to additional environmental liabilities in the future in connection with these sites.

ITEM 2.  PROPERTIES

   The locations and square footage of the Company's principal operating properties at March 1, 1999, are indicated in the following table:

                                                   Approximate           Lease
                                                     Square           Expiration
      Location                    Purpose            Footage             Date
--------------------------------------------------------------------------------------

Savannah, Georgia        Corporate offices,         1,500,000           Owned
                         principal manufacturing
                         facility, aircraft
                         services and engineering

Brunswick, Georgia       Aircraft services and
                         completions                   53,000         May 31, 1999

Long Beach, California   Aircraft services and
                         completions                  250,000           Owned
                         Aircraft services and
                         completion                    62,000         August 14, 1999
                         Aircraft completions          22,000         March 31, 2000
                         Aircraft painting             59,000           Owned

Dallas, Texas            Aircraft services and
                         completions                  200,000           Owned
                         Aircraft services and
                         completions                   35,000         January 1, 2003
                         Aircraft services and
                         completions                   57,000         October 31, 2001
                         Engine and auxiliary power
                         unit maintenance and
                         overhaul                      48,000         April 30, 2002

Appleton, Wisconsin      Aircraft services and
                         completions                  120,000           Owned
                         Aircraft services             35,000         August 31, 2001

Westfield,               Aircraft services             50,000           Owned
Massachusetts            Aircraft services             20,000         July 31, 2000

Oklahoma City,           Manufacturing operations     500,000         December 31, 2007
Oklahoma

Mexicali, Mexico         Manufacturing operations      75,000         December 31, 1999


     Any prolonged disruptions in the use of a major facility due to destruction of or material damage to such facility, or other reasons, could have an adverse effect on the Company's operations. The Company maintains property and business interruption insurance to protect against any such disruption, but there can be no assurance that the proceeds of such insurance would be adequate to repair or rebuild its facilities in such event or to compensate the Company for losses incurred during the period of any such disruption.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in a lawsuit instituted on December 12, 1992 and pending in Oklahoma styled KMC Leasing, Inc. et al. v. Gulfstream Aerospace Corporation et al. (District Court, State of Oklahoma, Oklahoma County, Case No. CJ 92 10313). This action arises from claims relating to potential damage from corrosion and fatigue fractures on wing spars and requirements to inspect and possibly replace wing spars in certain aircraft. These aircraft were part of a product line which was discontinued in 1985 and sold during 1989. This lawsuit is not an insured claim. Other than an allegation that the plaintiffs' damages exceed jurisdictional requirements, the plaintiffs have not specified a dollar value of the extent of their damages. The Company believes it has meritorious defenses to all these claims based upon the facts that underlie them. Class certification has been denied, but plaintiffs have filed an appeal. The Company does not expect the results in this action to have a material adverse effect on its financial condition or results of operations. Although there are other lawsuits pending involving the Company's discontinued light aircraft product lines, those claims are (i) covered by the General Aviation Revitalization Act of 1994, which is a federal statute of repose, (ii) the responsibility of the purchasers of those light aircraft product lines, or (iii) covered by the Company's product liability insurance. There are no accident or incident claims pending with respect to any Gulfstream jet aircraft.

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

     See also -- Item 1. "Business -- Environmental."

     FORWARD-LOOKING INFORMATION IS SUBJECT TO RISKS AND UNCERTAINTY Certain statements contained in or incorporated by reference in this Form 10-K contain forward-looking information. These forward-looking statements are subject to risks and uncertainties. Actual results might differ materially from those projected in the forward-looking statements.
Additional information concerning factors that could cause actual results to materially differ from those contained in the forward-looking statements is contained in Exhibit 99, CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 to the Company's Securities and Exchange Commission filings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of the year ended December 31, 1998.

ADDITIONAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY

     The following paragraphs set forth the name, age and offices with the Company of each present executive officer of the Company, the period during which each executive officer has served as such and each executive officer's business experience during the past five years:

     Theodore J. Forstmann, age 59, has served as Chairman of the Board of the Company since November 1993 and as Chief Executive Officer since December 1998. Mr. Forstmann has been a general partner of FLC Partnership, L.P. since he co-founded Forstmann Little & Co. in 1978. He is also a director of General Instrument Corporation. Theodore J. Forstmann and Nicholas C. Forstmann are brothers.

     W.W. Boisture, Jr., age 54, has served as President and Chief Operating Officer of the Company since December 1998 and as a director since February 1995 and is a member of the Office of the Chief
     Executive. Mr. Boisture served as Executive Vice President from February 1994 to December 1998. Prior to joining the Company, he was President and Chief Executive Officer of British Aerospace Corporate Jets from October 1992 through 1993, where he was responsible for the "Hawker" business jet product line and its worldwide marketing, sales and support organization. From early 1990 to 1992, Mr. Boisture was Chairman, President and Chief Executive Officer of Butler Aviation, a nationwide aviation services company.

     Chris A. Davis, age 48, has served as Executive Vice President and Chief Financial Officer of the Company since July 1993, Secretary since August 1996, Chief Administrative Officer since December 1998 and a director since March 1997 and is a member of the Office of the Chief Executive. She is also President and Chief Operating Officer of Gulfstream Financial Services Corporation. Ms. Davis served in increasingly senior financial management positions at General Electric Company from 1978 to 1993, most recently as chief financial officer of its Electronic Systems Division. Ms. Davis is also a director of Wolverine Tube, Inc.

     Bryan T. Moss, age 59, has served as Vice Chairman and a director of the Company since March 1995. Prior to joining the Company, he was President of Bombardier Business Aircraft Division, where he was responsible for the Challenger and Global Express business jet programs from 1989 to March 1995.

     Ira P. Berman, age 37, has served as Senior Vice President and General Counsel of the Company since March 1997. Before joining the Company, Mr. Berman was a partner in the corporate department of the law firm of Fried, Frank, Harris, Shriver & Jacobson, New York, New York, from September 1997 to March 1998, and an associate from June 1996 to September 1997.

     G. Kenneth Burckhardt, age 44, has served as Senior Vice President, Finance of the Company since December 1998. Mr. Burckhardt served as Vice President, Finance from June 1996 to December 1998 and Director of Finance from December 1994 to June 1996. Prior to joining the Company, he was Director, Financial Planning & Analysis of a division of GE Capital Corp. from September 1991 to December 1994.

     Patrick C.G. Coulter, age 58, has served as the Company's Senior Vice President, Corporate Communications since January 1999. Prior to joining the Company, he was Vice President of Communications for The Boeing Company Commercial Airplane Group from July 1997 to December 1998. Mr. Coulter was Vice President of Corporate Communications for Bell Atlantic Corporation from July 1995 to June 1997, and Director of Corporate Communications of The Raytheon Company from January 1991 to July 1995.

     Larry R. Flynn, age 47, has served as Senior Vice President, Aircraft Services since December 1998. Mr. Flynn was Vice President, Aircraft Services from June 1995 to December 1998. Prior to joining the Company, Mr. Flynn served as Vice President of Stevens Aviation from April 1993 to May 1995.

     Preston A. Henne, age 51, has served as the Company's Senior Vice President, Programs since September 1994. He was employed by McDonnell Douglas Corporation from July 1969 to August 1994, most recently as Vice President & General Manager.

     Joseph T. Lombardo, age 51, has served as Senior Vice President, Operations of the Company since December 1998. Mr. Lombardo served as Vice President, Co-Production from June 1996 to December 1998. Prior to joining the Company, he was Director of Twin-Jet Production at McDonnell Douglas from February 1993 to June 1996.

     Joseph K. Walker, age 45, has served as Senior Vice President, Sales & Marketing of the Company since December 1998. Mr. Walker served as the Company's Senior Vice President, International Sales from September 1997 to December 1998, and as Vice President, North American Sales from 1995 to September 1997. Prior to joining the Company, Mr. Walker served as Vice President, Worldwide Sales of Cessna Aircraft, Inc. from 1994 to 1995.

                                  PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information required by this Item is contained on page 40 of Gulfstream's 1998 Annual Report, which information is incorporated herein by reference. At December 31, 1998, the Company's Credit Agreement prohibited the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is included under the caption "Selected Financial Data" on page 41 of Gulfstream's 1998 Annual Report, and that information is hereby incorporated by reference in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information required by this Item is included in "Management's Discussion and Analysis" on pages 20 to 25 of Gulfstream's 1998 Annual Report, incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this Item is included in the Consolidated Financial Statements of the Company for the years ended December 31, 1998, 1997 and 1996, the Notes to the Consolidated Financial Statements, and the independent auditors' report thereon on pages 26 to 39 of the 1998 Annual Report, and in the Company's unaudited quarterly financial data for the years ended December 31, 1998 and 1997 on page 40 of Gulfstream's 1998 Annual Report, incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item is included in the 1999 Proxy Statement in the section captioned "Election of Directors," and such information is incorporated herein by reference. Information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is included in the 1999 Proxy Statement in the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance," and such information is incorporated herein by reference. Information concerning executive officers required by this Item 10 is located under
Part I, Additional Item on pages 14 and 15 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item is included in the 1999 Proxy Statement in the sections captioned "Further Information Concerning the Board of Directors and Committees -- Compensation Committee Interlocks and Insider Participation" and "-- Director Compensation" and in the section captioned "Compensation of Executive Officers" (other than the subsections thereof captioned "Committee Reports on Executive Compensation" and "Performance Graph"), and such information (other than the subsections thereof captioned "Committee Reports on Executive Compensation" and "Performance Graph") is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is included in the 1999 Proxy Statement in the section captioned "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is included in the 1999 Proxy Statement in the sections captioned "Further Information Concerning the Board of Directors and Committees -- Compensation Committee Interlocks and Insider Participation" and "Related Party Transactions," and such information is incorporated herein by reference. See also, Note 12 to the Consolidated Financial Statements on page 37 of Gulfstream's 1998 Annual Report.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                      1998
                                                    FORM 10-K     ANNUAL REPORT
                                                      (PAGE)         (PAGE)
                                                  -------------  --------------

(a)     FINANCIAL STATEMENTS

           Consolidated Statements of Income for the
           years ended December 31, 1998, 1997, and                      26
           1996

           Consolidated Balance Sheets at December
           31, 1998 and December 31, 1997                                27


           For the years ended December 31, 1998,
           1997, and 1996:

           Consolidated Statements of Stockholders'                      28
           Equity

           Consolidated Statements of Cash Flows                         29

           Notes to Consolidated Financial                             30-38
           Statements

           Independent Auditors' Report                                  39

           Supplementary Information (Unaudited)

           Quarterly Financial Results for 1998                          40
           and 1997

         FINANCIAL STATEMENT SCHEDULES

           Independent Auditors' Report                       19
           I.  Condensed financial information               20-21
           II. Valuation and qualifying                       22
               accounts

     All other schedules have been omitted because they are not applicable, not required or the information required is included in the consolidated financial statements or notes thereof.

         EXHIBITS

     The exhibits are listed in the accompanying Index to Exhibits on pages 26 to 30.

(b)     REPORTS ON FORM 8-K

     None in the fourth quarter of 1998.

                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Gulfstream Aerospace Corporation:

     We have audited the consolidated balance sheets of Gulfstream Aerospace Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the three years in the period ended December 31, 1998, and have issued our report thereon dated February 1, 1999 (March 1, 1999 as to Note 16); such financial statements and report are included in the Company's 1998 Annual Report and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 14 of Form 10-K. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 1, 1999

                      GULFSTREAM AEROSPACE CORPORATION
                           (PARENT COMPANY ONLY)

               SCHEDULE I -- CONDENSED FINANCIAL INFORMATION

                               BALANCE SHEETS

                      AS OF DECEMBER 31, 1998 AND 1997
                  (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                   ASSETS


                                                        1998          1997
                                                    ------------  -----------
                                                    ------------  -----------
Investment in subsidiary                            $  310,538    $ 200,895
                                                    ============  ===========
   Total Assets                                        310,538      200,895
                                                    ============  ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        1998          1997
                                                    ------------  -----------
Payable to subsidiary                               $   14,858    $   8,138
Note Payable to subsidiary                             100,000      100,000
                                                    ------------  -----------
   Total liabilities                                   114,858      108,138
                                                    ------------  -----------

Stockholders' equity:
 Preferred stock; Series A, 7% Cumulative; $.01
   par value; 20,000,000 shares authorized;                  -            -
   no shares outstanding
 Common stock, $.01 par value;
   300,000,000 shares authorized;
   Shares issued:  89,818,774 and 86,522,089               898          865
Additional paid-in capital                             444,301      370,258
Accumulated deficit                                       (672)    (225,960)
Accumulated other comprehensive income                  (2,441)        (762)
Unamortized stock plan expense                             (52)      (1,155)
Less:  Treasury stock:  17,244,581 and 11,978,439     (246,354)     (50,489)
 shares
                                                    ------------  -----------
   Total stockholders' equity                          195,680       92,757
                                                    ============  ===========
Total Liabilities and Stockholders' Equity          $  310,538    $ 200,895
                                                    ============  ===========

--------------

Notes:

(1) The Company accounts for its investment in its subsidiary using the equity method of accounting.

(2) The Company received cash dividends in 1996 of approximately $355.0 million from its subsidiary in satisfaction of intercompany balances.




See notes to Consolidated Financial Statements included in the 1998 Annual Report, incorporated herein by reference.

                      GULFSTREAM AEROSPACE CORPORATION
                           (PARENT COMPANY ONLY)

               SCHEDULE I -- CONDENSED FINANCIAL INFORMATION

                            STATEMENTS OF INCOME

                               (IN THOUSANDS)



                                               YEAR ENDED DECEMBER 31,
                                          ----------------------------------
                                              1998        1997        1996
                                           ----------  ----------  ----------
Interest expense                         $  (6,720)   $ (6,720)   $ (1,418)
Net income of subsidiary                   232,008     249,731      48,383
                                           ----------  ----------  ----------
Net income                               $ 225,288    $243,011    $ 46,965
Other comprehensive income,
  net of tax                                (1,679)        702         (14)
                                           ----------  ----------  ----------
Total comprehensive income               $ 223,609    $243,713    $ 46,951
                                           ==========  ==========  ==========

----------------


Statements of cash flows are not presented since the Parent Company had no cash flows from operations.

See notes to Consolidated Financial Statements included in the 1998 Annual Report, incorporated herein by reference.

                      GULFSTREAM AEROSPACE CORPORATION

       SCHEDULE II -- CONDENSED SCHEDULE OF VALUATION AND QUALIFYING
       ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998

                               (IN THOUSANDS)


                             BALANCE                    CHARGED
                               AT          CHARGED        TO                          BALANCE
                            BEGINNING        TO          OTHER                        AT END
                               OF         COSTS AND     ACCOUNTS     DEDUCTIONS         OF
       DESCRIPTION           PERIOD       EXPENSES        (1)            (2)          PERIOD
-------------------------  ---------     ----------    ----------   ------------    ---------

Allowance for Doubtful
Accounts:
  Year ended December      $ 3,437       $   344       $     -       $   538        $  3,243
    31, 1996
  Year ended December        3,243        (1,588)            -           511           1,144
    31, 1997
  Year ended December        1,144           326         1,484           429           2,525
    31, 1998

--------------

(1) The amount of $1,484 represents amounts assumed in connection with the acquisition of K-C Aviation. See Note 2 to the Consolidated Financial Statements included in the 1998 Annual Report, incorporated herein by reference.

(2)  Deductions  from  the  allowance  for  doubtful  accounts   represent  the
     write-off of uncollectible accounts.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March 1999.


                                    GULFSTREAM AEROSPACE CORPORATION


                                    By:        /s/Chris A. Davis
                                    -------------------------------------------
                                                  Chris A. Davis
                                            Executive Vice President &
                                     Chief Financial & Administrative Officer
                                                  and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE                          TITLE                    DATE
--------------------------------  ----------------------------   --------------


   /s/Theodore J. Forstmann       Chairman of the Board, Chief   March 29, 1999
--------------------------------  Executive Officer and
     Theodore J. Forstmann        Director



    /s/W. W. Boisture, Jr.        President, Chief Operating     March 29, 1999
--------------------------------  Officer and Director
      W. W. Boisture, Jr.



       /s/Chris A. Davis          Executive Vice President,      March 29, 1999
--------------------------------   Chief Financial
        Chris A. Davis              & Administrative Officer,
                                      Secretary and
                                      Director (Principal
                                      Financial Officer and
                                      Principal Accounting
                                      Officer)


       /s/Bryan T. Moss           Vice Chairman of the Board     March 29, 1999
--------------------------------   and Director
         Bryan T. Moss



      /s/Robert Anderson          Director                       March 29, 1999
--------------------------------
        Robert Anderson



     /s/Charlotte L. Beers        Director                       March 29, 1999
--------------------------------
      Charlotte L. Beers



    /s/Thomas D. Bell, Jr.        Director                       March 29, 1999
--------------------------------
      Thomas D. Bell, Jr.



       /s/Lynn Forester           Director                       March 29, 1999
--------------------------------
         Lynn Forester



   /s/Nicholas C. Forstmann       Director                       March 29, 1999
--------------------------------
     Nicholas C. Forstmann



     /s/Sandra J. Horbach         Director                       March 29, 1999
--------------------------------
       Sandra J. Horbach



      /s/James T. Johnson         Director                       March 29, 1999
--------------------------------
       James T. Johnson



     /s/Henry A. Kissinger        Director                       March 29, 1999
--------------------------------
      Henry A. Kissinger



         /s/Drew Lewis            Director                       March 29, 1999
--------------------------------
          Drew Lewis



     /s/Mark H. McCormack         Director                       March 29, 1999
--------------------------------
       Mark H. McCormack



      /s/Michael S. Ovitz         Director                       March 29, 1999
--------------------------------
       Michael S. Ovitz



      /s/Allen E. Paulson         Director                       March 29, 1999
--------------------------------
       Allen E. Paulson



      /s/Roger S. Penske          Director                       March 29, 1999
--------------------------------
        Roger S. Penske



      /s/Colin L. Powell          Director                       March 29, 1999
--------------------------------
        Colin L. Powell



      /s/Gerard R. Roche          Director                       March 29, 1999
--------------------------------
        Gerard R. Roche



     /s/Donald H. Rumsfeld        Director                       March 29, 1999
--------------------------------
      Donald H. Rumsfeld



      /s/George P. Shultz         Director                       March 29, 1999
--------------------------------
       George P. Shultz



     /s/Robert S. Strauss         Director                       March 29, 1999
--------------------------------
       Robert S. Strauss

                      GULFSTREAM AEROSPACE CORPORATION
                             INDEX TO EXHIBITS




Exhibit                                Description

  2.1 Agreement of Purchase and Sale, dated as of July 23, 1998 by and between Kimberly-Clark Corporation and Gulfstream Aerospace Corporation. (Incorporated herein by reference to Exhibit 10.28 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

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

  10.1 Gulfstream Aerospace Corporation Pension Plan, amended and restated January 1, 1989, as amended ("GAC Pension Plan"). (Incorporated herein by reference to Exhibit 10.1 of Registrant's Registration Statement on Form S-1, No. 333-09897.) **

  10.2 First Amendment to GAC Pension Plan, dated December 10, 1996. (Incorporated herein by reference to Exhibit 10.2 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)**

  10.3 Gulfstream Aerospace Corporation Supplemental Executive Retirement Plan, effective as of April 1, 1991. (Incorporated herein by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-1, No. 333-09897.)**

  10.4 Gulfstream Aerospace Corporation November 1, 1991 Supplemental Executive Retirement Plan. (Incorporated herein by reference to Exhibit 10.3 of Registrant's Registration Statement on
            Form S-1, No. 333-09897.)**

  10.5 Form of Indemnification Agreement between the Company and its directors and executive officers. (Incorporated herein by reference to Exhibit 10.4 of Registrant's Registration Statement on
            Form S-1, No. 333-09897.)

  10.6 Form of Outside Director Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.5 of Registrant's Registration Statement on Form S-1, No. 333-09897.)**

  10.7   Form of Outside Director Stockholder's Agreement.  (Incorporated
             herein by reference to Exhibit 10.6 of Registrant's Registration Statement on Form S-1, No. 333-09897.)**

  10.8   [Reserved]

  10.9 Form of Employee Stock Option Agreement. (Incorporated herein by reference to Exhibit 10.9 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)**

 10.10   Form of Employee Stockholder's Agreement.  (Incorporated herein by reference to Exhibit 10.10 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.)**

 10.11   Lease Agreement, dated as of February 22, 1995, between Oklahoma City
            Airport Trust and Gulfstream Aerospace Corporation. (Incorporated herein by reference to Exhibit 10.11 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

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

 10.16   Credit Agreement, dated as of October 16, 1996, among Gulfstream
            Delaware Corporation, The Chase Manhattan Bank, and the banks and other financial institutions parties thereto (including guaranty and pledge agreement). (Incorporated herein by reference to
            Exhibit 10.16 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.)

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

 10.27   Amended and Restated Gulfstream Aerospace Corporation 1990 Stock
            Option Plan, as further amended through July 30, 1997. (Incorporated herein by reference to Exhibit 10.27 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.)**

 10.28   Amendment dated December 24, 1997 to Credit Agreement among
            Gulfstream Delaware Corporation, The Chase Manhattan Bank, and the banks and other financial institutions parties thereto. (Incorporated herein by reference to Exhibit 10.28 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

 10.29   Agreement dated December 24, 1997 between Gulfstream Aerospace
            Corporation and its wholly owned subsidiaries, Gulfstream Delaware Corporation, Gulfstream Aerospace Corporation, a Georgia Corporation and the Pension Benefit Guaranty Corporation. (Incorporated herein by reference to Exhibit
            10.29 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

 10.30   Lease Agreement, dated April 11, 1997, between Aeroplex Aviation and Gulfstream Aerospace Corporation. (Incorporated herein by reference to Exhibit 10.30 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.)

 10.31   Amendment dated February 26, 1998 to Credit Agreement among
            Gulfstream Delaware Corporation, The Chase Manhattan Bank, and the banks and other financial institutions parties thereto. (Incorporated herein by reference to Exhibit 10.31 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.)

 10.32   Amendment dated July 15, 1998 to Credit Agreement among Gulfstream
            Delaware Corporation, The Chase Manhattan Bank, and the banks and other financial institutions parties thereto.
            (Incorporated herein by reference to Exhibit 10.32 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

 10.33   Amendment dated October 6, 1998 to Credit Agreement among
            Gulfstream Delaware Corporation, The Chase Manhattan Bank, and the banks and other financial institutions parties thereto. (Incorporated herein by reference to Exhibit 10.33 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

 10.34   Lease Agreement, dated January 1, 1998, by and between Immuebles
            El Vigia, S.A., and Interiores Aeroes, S.A. De C.V.
            (Incorporated herein by reference to Exhibit 10.34 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

 10.35   Amendment No. 3 to Sublease Agreement, dated February 23, 1998, by and between the Brunswick and Glynn County Development Authority and Gulfstream Aerospace Corporation. (Incorporated herein by reference to Exhibit 10.35 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

 10.36   Amendment No. 4 to Sublease Agreement, dated March 23, 1998, by and between the Brunswick and Glynn County Development Authority and Gulfstream Aerospace Corporation. (Incorporated herein by reference to Exhibit 10.36 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

 10.37   Lease Agreement, dated January 25, 1968, by and between Outagamie
            County, Wisconsin and K-C Aviation Incorporated which was assigned to K-C Aviation on October 9, 1980; as amended by Addendum No. 1, dated December 24, 1980, Addendum No. 2, dated February 9, 1988, Addendum No. 3 dated January 26, 1989, Addendum No. 4 dated October 22, 1996, and Addendum No. 5 to Lease Agreement, dated March 11, 1997. (Incorporated herein by reference to Exhibit 10.37 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

 10.38   Lease Agreement, dated February 1, 1978, by and between City of
             Dallas and K-C Aviation, Incorporated for lease of land and facility at Dallas Love Field; as amended by Agreement Amending Lease dated October 28, 1981, Second Amendment dated June 1, 1989, and that certain letter from the City of Dallas to K-C Aviation dated December 9, 1997. (Incorporated herein by reference to Exhibit 10.38 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

 10.39   Sublease Agreement, dated January 17, 1989, by and between Dalfort
            Aviation Services, a division of Dalfort Corporation and K-C Aviation, Incorporated, as amended by that certain First Additional Agreement effective January 17, 1989. (Incorporated herein by reference to Exhibit 10.39 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

 10.40   Sublease Agreement, dated December 1, 1996, by and between Dallas
            Airmotive, Incorporated and K-C Aviation, Incorporated. (Incorporated herein by reference to Exhibit 10.40 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

 10.41   Lease Agreement, dated May 1, 1997, by and between Carpenter
            Freeway Properties and K-C Aviation, Incorporated.
            (Incorporated herein by reference to Exhibit 10.41 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.)

 10.42   Amendment dated December 2, 1998 to the Amended and Restated
            Gulfstream Aerospace Corporation 1990 Stock Option Plan.* **

 10.43   Form of Stock Option Agreement effective December 1998.* **

 10.44   Form of Stock Option Agreement for partners or employees of FLC
            Partnership effective December 1998.* **

 10.45   Fifth Amendment dated March 1, 1999 to Credit Agreement among
            Gulfstream Delaware Corporation, The Chase Manhattan Bank, and the banks and other financial institutions parties thereto.*

 10.46   Secured Promissory Note dated November 30, 1998 between Gulfstream
            Aerospace Corporation and The CIT Group/Equipment Financing,
            Inc.*

 10.47   Secured Promissory Note dated November 30, 1998 between Gulfstream
            Aerospace Corporation and The CIT Group/Equipment Financing,
            Inc.*

 10.48   Secured Promissory Note dated November 30, 1998 between Gulfstream
            Aerospace Corporation and The CIT Group/Equipment Financing,
            Inc.*

 10.49   Form of Security Agreement, dated as of November 30, 1998 by and between Gulfstream Aerospace Corporation, as Borrower and The CIT Group/Equipment Financing, Inc., as Secured Party.*

 10.50   Form of Guaranty Agreement, dated November 30, 1998, given in connection with the Security Agreement and Promissory Note, between Gulfstream Aerospace Corporation, as Borrower and The CIT Group/Equipment Financing, Inc., as Secured Party.*

  13.1 Annual Report to Stockholders for fiscal year ended December 31, 1998. (The 1998 Annual Report, except for those portions thereof which are expressly incorporated by reference in this Annual Report on Form 10-K, is being furnished for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K.)*

  21.1   Subsidiaries of the Company.*

  27.1   Financial Data Schedule - Fiscal 1998.*

  99.1 Cautionary Statement for Purpose of the "Safe Harbor" Provisions of The Private Securities Litigation Reform Act of 1995.*



--------



**    Management contract or compensatory plan.

*     Filed herewith.