Form 10-Q
period 1999-03-31
GULFSTREAM AEROSPACE CORP
filed 1999-05-17
CIK 715355

==============================================================================
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ---------------


                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999



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


                             ------------------





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]


     As of April 30, 1999, there 71,607,043 shares of Gulfstream Aerospace Corporation Common Stock outstanding.

==============================================================================

             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES



                                   INDEX



                       PART I. FINANCIAL INFORMATION



                                                               Page No.
                                                               ----------

Item 1.      Consolidated Financial Statements:


                Consolidated Statements of Income
                 Three months ended March 31, 1999 and
                 1998...............................................3

                Consolidated Balance Sheets
                 March 31, 1999 and December 31,
                 1998...............................................4

                Consolidated Statement of Stockholders' Equity
                 Three months ended March 31,
                 1999...............................................5

                Consolidated Statements of Cash Flows
                 Three months ended March 31, 1999 and
                 1998...............................................6

                Notes to Consolidated Financial
                 Statements......................................  7-10


Item 2.      Management's Discussion and Analysis of Financial    11-15
                Condition and Results of Operations




                          PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.....................................16

Item 2.      Changes in Securities.................................16

Item 3.      Defaults upon Senior Securities.......................16

Item 4.      Submission of Matters to a Vote of Security
                Holders............................................16

Item 5.      Other Information.....................................16

Item 6.      Exhibits and Reports on Form 8-K......................16

             Signature.............................................17

             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                     Consolidated Statements of Income
                   (In thousands, except per share data)
                                (Unaudited)




                                                   Three months ended
                                                       March 31,
                                                -------------------------
                                                   1999          1998
                                                ----------    -----------
Net revenues                                    $  625,072    $ 503,407
Cost and expenses
  Cost of sales                                    490,406      404,069
  Selling and administrative                        30,915       25,942
  Stock option compensation expense                     52          329
  Research and development                           3,268        1,945
  Amortization of intangibles and deferred
   charges                                           3,147        1,876
                                                 ------------------------
   Total costs and expenses                        527,788      434,161
                                                 ------------------------
     Income from operations                         97,284       69,246
Interest income                                        823        2,522
Interest expense                                    (5,982)      (6,999)
                                                 ------------------------
     Income before income taxes                     92,125       64,769
Income tax expense                                  33,626       24,288
                                                -------------------------
            Net income                          $   58,499    $  40,481
                                                =========================
Earnings per share:
     Basic                                      $      .81    $     .56
     Diluted                                    $      .79    $     .54
                                                =========================






See Notes to Consolidated Financial Statements.

             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                        Consolidated Balance Sheets
                     (In thousands, except share data)
                                (Unaudited)


                                                    March 31,    December
                                                      1999          31,
                                                                    1998
                                                  -------------  ------------
ASSETS

Cash and cash equivalents                          $    75,159   $    38,149
Accounts receivable (less allowance for
  doubtful accounts:  $2,426 and $2,525)               330,358       263,959
Inventories                                            752,907       729,874
Deferred income taxes                                    4,582        17,132
Prepaids and other assets                                8,104         6,494
                                                  ---------------------------
   Total current assets                              1,171,110     1,055,608

Property and equipment, net                            165,706       166,777
Tooling,  net  of  accumulated  amortization:
  $17,040 and $15,220                                   34,601        36,415
Goodwill,  net of  accumulated  amortization:
  $12,670 and $11,268                                  211,658       213,906
Other intangible assets, net                            44,146        45,414
Deferred income taxes                                   21,236        22,011
Other assets and deferred charges                       74,406        74,003
                                                  ---------------------------

Total Assets                                       $ 1,722,863   $ 1,614,134
                                                  ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt                       76,047   $    75,262
Accounts payable                                       209,978       182,040
Accrued liabilities                                    177,294       170,681
Customer deposits                                      565,881       488,218
                                                  ---------------------------
   Total current liabilities                         1,029,200       916,201
Long-term debt                                         266,203       285,738
Accrued postretirement benefit cost                    117,778       115,154
Customer deposits -- long-term                          87,815        94,445
Other long-term liabilities                              6,661         6,916

Stockholders' equity
 Common stock; $.01 par value; 300,000,000
   shares authorized; shares issued:
   89,819,274 and 89,818,774                               900           898
 Additional paid-in capital                            449,607       444,301
 Retained earnings (deficit)                            57,827          (672)
 Accumulated other comprehensive income                 (2,441)       (2,441)
 Unamortized stock plan expense                              -           (52)
 Less:  Treasury stock:  18,012,856                   (290,687)     (246,354)
  and 17,244,581 shares                           ---------------------------
   Total stockholders' equity                          215,206       195,680
                                                  ---------------------------

Total Liabilities and Stockholders' Equity         $ 1,722,863   $ 1,614,134
                                                  ===========================


See Notes to Consolidated Financial Statements.


             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

               Consolidated Statement of Stockholders' Equity
                               (In thousands)
                                (Unaudited)


                                                                               Accumulated
                                                       Additional  Retained       Other      Unamortized                 Total
                                              Common   Paid-In     Earnings   Comprehensive  Stock Plan    Treasury   Stockholders'
                                               Stock   Capital     (Deficit)      Income       Expense      Stock       Equity
                                            --------------------------------------------------------------------------------------

 Balance as of January 1, 1999              $   898    $ 444,301   $   (672)    $ (2,441)      $   (52)   $ (246,354)  $ 195,680
 Net income                                                          58,499                                               58,499
 Other comprehensive income adjustment                                                                                         -
                                                                                                                      ------------
   Total comprehensive income                                                                                             58,499
                                                                                                                      ------------
 Amortization of stock plan expense                                                                 52                        52
 Exercise of common stock options                 2        5,306                                                 583       5,891
 Purchase of treasury stock                                                                                  (44,916)    (44,916)
                                            --------------------------------------------------------------------------------------
                                            $   900    $ 449,607   $ 57,827     $ (2,441)      $    -     $ (290,687)  $ 215,206
 Balance as of March 31, 1999               ======================================================================================








         See Notes to Consolidated Financial Statements.

             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows
                               (In thousands)
                                (Unaudited)


                                                       Three months ended
                                                           March 31,
                                                     -----------------------
                                                         1999        1998
                                                      ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $ 58,499    $ 40,481
Adjustments to reconcile net income to net
    cash provided by operating activities:
  Acquisition related non-cash items                       415           -
  Depreciation and amortization                          9,657       8,292
  Postretirement benefit cost                            2,624       1,480
  Non-cash stock option compensation expense                52         329
  Deferred income taxes                                 13,325      23,662
  Other, net                                                75          86
  Change in assets and liabilities:
   Accounts receivable                                 (66,474)     35,697
   Inventories                                         (23,448)    (78,669)
   Prepaids, other assets, and deferred charges         (1,742)      3,543
   Accounts payable and accrued liabilities             34,551      14,888
   Customer deposits                                    71,033     (77,109)
   Other long-term liabilities                            (255)       (747)
                                                      ----------------------
Net Cash Provided by (Used in) Operating Activities     98,312     (28,067)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in unconsolidated affiliate                    (750)          -
Expenditures for property and equipment                 (3,618)     (3,729)
Expenditures for tooling                                    (6)       (108)
Other investing activities                                 847           -

                                                      ----------------------
Net Cash Used in Investing Activities                   (3,527)     (3,837)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock options           5,891       1,996
Principal payments on long-term debt                   (18,750)    (18,750)
Purchase of treasury stock                             (44,916)    (74,579)
                                                      ----------------------
Net Cash Used in Financing Activities                  (57,775)    (91,333)

CASH AND CASH EQUIVALENTS
                                                      ----------------------
Net increase (decrease) during the period               37,010    (123,237)
Cash and cash equivalents, beginning of period          38,149     306,451
                                                      ======================
Cash and Cash Equivalents, End of Period              $ 75,159    $183,214
                                                      ======================




See Notes to Consolidated Financial Statements.

             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. The operating results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year ended December 31, 1999. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 1998 included in the Company's 1998 Annual Report to Stockholders.

NOTE 2.  EARNINGS PER SHARE

     Basic earnings per share ("EPS") is computed based on net income divided by the weighted average common shares outstanding. Diluted EPS is computed by dividing net income by the weighted average common shares outstanding plus the incremental shares that would have been outstanding under stock option plans.

     The following table sets forth the reconciliation of per share data as of:

                                                  Three months ended March
                                                            31,
                                                 ---------------------------
                                                      1999          1998
                                                 -------------  ------------
                                                       (In thousands)

Net Income                                         $   58,499    $   40,481
                                                   ============  ============

BASIC EPS
Weighted average common shares outstanding             72,450        72,533
                                                   ------------  ------------

DILUTED EPS
Incremental shares from stock options                   1,464         2,818
                                                   ------------  ------------
Weighted average common and common
   equivalent shares outstanding                       73,914        75,351
                                                   ============  ============

EARNINGS PER SHARE:
   Basic                                           $      .81    $      .56
                                                   ============  ============
   Diluted                                         $      .79    $      .54
                                                   ============  ============

             GULFSTREAM AEROSPACE CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3.  INVENTORIES

    Inventories consisted of the following at:
                                                      March 31,     December
                                                         1999          31,
                                                                       1998
                                                     ------------  -----------
                                                          (In thousands)

Work in process                                       $  387,391    $ 359,212
Raw materials                                            204,679      190,890
Vendor progress payments                                  82,070       85,605
Pre-owned aircraft                                        78,767       94,167
                                                     ------------  ----------
                                                      $  752,907    $ 729,874
                                                     ============  ==========

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

NOTE 5.  COMMON STOCK REPURCHASES

     During March 1999, the Company established a program to repurchase up to an additional $200 million of its common stock. The purchases have been, and will be made from time to time in the open market or through negotiated transactions as market conditions warrant. At March 31, 1999, the Company had repurchased 960,000 shares, at an average price of $46.79 per share, for an aggregate amount of $44.9 million.

NOTE 6.  BUSINESS SEGMENTS AND RELATED INFORMATION

     The Company operates in three reportable segments: New Aircraft, Aircraft Services and Pre-Owned Aircraft. New Aircraft is comprised of the design, development, production (including customized interiors and optional avionics) and sale of large business aircraft to customers on a worldwide basis. Aircraft Services provides aftermarket maintenance services, spare parts, engine and auxiliary power unit service and overhaul for both Gulfstream and other business aircraft. The Company's Pre-Owned Aircraft segment consists of the sale of pre-owned Gulfstream aircraft and other business aircraft acquired as trade-ins against the sale of new aircraft to a worldwide market. The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies in Note 1 to the Consolidated Financial Statements for the year ended December 31, 1998 included in the Company's 1998 Annual Report to Stockholders. Intersegment sales and transfers are not significant. The Company has no significant assets domiciled outside of the United States and assets are not allocated to reportable segments.

     Gulfstream evaluates each segment's performance based on gross profit margins (net revenues less cost of sales) excluding inventory step-charges. Summarized financial information concerning the Company's reportable segments are shown in the following tables. Unallocated expenses represent expenses not directly related to the reportable segments.

                                                          Three months ended
                                                               March 31,
                                                      ------------------------
                                                           1999         1998
                                                      ------------------------
                                                            (In millions)
NET REVENUES

New Aircraft                                            $   489.4     $  386.8
Aircraft Services                                            83.1         49.9
Pre-Owned Aircraft                                           52.6         66.7
                                                      -----------   ----------
   Total Net Revenues                                   $   625.1     $  503.4
                                                      ===========   ==========


                                                          Three months ended
                                                              March 31,
                                                      ------------------------
                                                            1999         1998
                                                      ------------------------
                                                            (In millions)
SEGMENT GROSS MARGIN

New Aircraft                                            $    120.8    $   87.4
Aircraft Services                                             15.8         9.9
Pre-Owned Aircraft                                            (1.6)        2.7
                                                      ------------  ----------
  Total Segment Gross Margin                                 135.0       100.0
Unallocated expenses                                         (37.7)      (30.8)
                                                      ------------  ----------
  Income from operations                                      97.3        69.2
Interest income                                                 .8         2.6
Interest expense                                              (6.0)       (7.0)
                                                      ------------  ----------
  Income before income taxes                            $     92.1    $   64.8
                                                      ============  ==========

NOTE 7.  SUBSEQUENT EVENTS

     On April 15, 1999, the Company entered into a new $200 million term loan facility (the "1999 Term Loan"). The 1999 Term Loan may be drawn upon at any time during the first year, and is repayable in consecutive quarterly installments with a final maturity on March 31, 2003, in aggregate amounts for each of the following years as follows, assuming the entire $200 million is drawn: 2000 - $25 million; 2001 - $70.9 million; 2002 - $83.3 million; 2003 - $20.8 million. Amounts are reduced ratably if less than the full amount is drawn. The Company is required to pay commitment fees of .35% per annum on the average daily unutilized portion of the term loan facility for the first year. The Company may choose either an Adjusted Base Rate interest option, which is based on the greater of the prime rate or the federal funds rate, or LIBOR, in each case, plus an applied margin. Interest rates are subject to change based on the Company's performance with respect to certain financial covenants set forth in the term loan agreement.

     The 1999 Term Loan contains the same financial and operating covenants as the 1996 Credit Agreement and shares ratably in the pledge of stock of subsidiaries under the 1996 Credit Agreement.

     On May 16, 1999, the Company entered into a definitive merger agreement with General Dynamics Corporation ("GD"). The agreement provides for a business combination between the Company and GD in which the Company will become a subsidiary of GD. Under the terms of the agreement, the holders of the Company's common stock will be issued one share of GD common stock in exchange for each share of the Company's common stock, in a transaction intended to qualify as a pooling of interests for accounting purposes and as a tax-free reorganization for federal income tax purposes. On May 14, 1999, the last trading day prior to the public announcement of the merger, the closing price on the New York Stock Exchange Composite Tape of a share of GD's common stock was $71.44. The proposed acquisition is subject to approval by both companies' shareholders, as well as regulatory approval and customary closing conditions. The agreement also provides that either party may terminate the agreement if the average trading price of a share of GD common stock for the fifteen trading days ending on the fifth trading day prior to the meeting of the Company's stockholders to vote on the agreement is less than $63 per share. The proposed acquisition is expected to be completed in the third quarter of 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENT

     On May 16, 1999, the Company entered into a definitive merger agreement with General Dynamics Corporation ("GD"). The agreement provides for a business combination between the Company and GD in which the Company will become a subsidiary of GD. Under the terms of the agreement, the holders of the Company's common stock will be issued one share of GD common stock in exchange for each share of the Company's common stock, in a transaction intended to qualify as a pooling of interests for accounting purposes and as a tax-free reorganization for federal income tax purposes. On May 14, 1999, the last trading day prior to the public announcement of the merger, the closing price on the New York Stock Exchange Composite Tape of a share of GD's common stock was $71.44. The proposed acquisition is subject to approval by both companies' shareholders, as well as regulatory approval and customary closing conditions. The agreement also provides that either party may terminate the agreement if the average trading price of a share of GD common stock for the fifteen trading days ending on the fifth trading day prior to the meeting of the Company's stockholders to vote on the agreement is less than $63 per share. The proposed acquisition is expected to be completed in the third quarter of 1999.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Notes to Consolidated Financial Statements beginning on page 7 and with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and the audited Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing in the Company's 1998 Annual Report to Stockholders.

TOTAL COMPANY REVENUES AND GROSS MARGIN

     Total net revenues increased by $121.7 million, or 24.2%, to $625.1 million in the first quarter of 1999 from $503.4 million in the first quarter of 1998. The increase in revenues is principally attributable to the increase in new aircraft deliveries. The Company delivered 17 new aircraft in the 1999 first quarter, versus 13 new aircraft in the first quarter of 1998. As a percentage of revenues, first quarter gross margin, excluding pre-owned aircraft, was 23.9%, versus 22.1% in the first quarter of March 31, 1998.

     The following table displays net revenues and segment gross margin for the Company's reportable segments, for the quarter ended March 31, 1999 and 1998, respectively.


                                                     Three months ended March
                                                                31,
                                                     --------------------------
                                                           1999          1998
                                                       -------------------------
                                                            (In millions)
NET REVENUES

New Aircraft                                           $    489.4    $   386.8
Aircraft Services                                            83.1         49.9
Pre-Owned Aircraft                                           52.6         66.7
                                                       ============  ===========
   Total Net Revenues                                  $    625.1    $   503.4
                                                       ============  ===========


                                                     Three months ended March
                                                                31,
                                                     --------------------------
                                                           1999          1998
                                                       -------------------------
                                                            (In millions)
SEGMENT GROSS MARGIN

New Aircraft                                           $    120.8    $    87.4
Aircraft Services                                            15.8          9.9
Pre-Owned Aircraft                                           (1.6)         2.7
                                                       ------------  -----------
   Total Segment Gross Margin                          $    135.0    $   100.0
                                                       ============  ===========

NEW AIRCRAFT

     The Company's New Aircraft segment increased its revenues $102.6 million, or 26.5% to $489.4 million in the first quarter of 1999 from $386.8 million in the first quarter of 1998. As described above, this increase is attributable to new aircraft deliveries resulting from the Company's increasing level of production to meet expanded product demand. See also "Financial Contract Backlog."

     The gross margins for New Aircraft were $120.8 million in the first quarter of 1999 versus $87.4 million in the first quarter of 1998. The increase in gross margin percentages to 24.7% in the 1999 quarter from 22.6% in the 1998 quarter is primarily attributable to continued reductions in new aircraft production costs.

AIRCRAFT SERVICES

     Revenues for Aircraft Services increased 66.5% to $83.1 million in the first quarter of 1999 from $49.9 million in the first quarter of 1998. The increase in revenues is attributable to the August 1998 acquisition of K-C Aviation, as well as the Company's success in increasing market share.

     Gross margin percentages for Aircraft Services were 19.0% for the first quarter of 1999, relatively unchanged from 19.8% in the first quarter of 1998. The decrease in gross margin percentage results principally from lower levels of gross margins realized on revenues from the acquired K-C Aviation business.

PRE-OWNED AIRCRAFT

     The Company's Pre-Owned Aircraft segment had revenues of $52.6 million in the first quarter of 1999 compared with revenues of $66.7 million for the first quarter of 1998. The decrease in revenue is a function of the volume of units delivered and the mix of aircraft sold (i.e., Gulfstream IIs, IIIs, and IVs, etc.).

     Gross margins for the Pre-Owned Aircraft segment can vary from period to period depending on the mix of aircraft sold and current market conditions. Generally, gross margins on pre-owned aircraft sales have been at or near break-even.

     SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expense increased by $5.0 million, or 19.2%, to $30.9 million in the first quarter of 1999 from $25.9 million in the first quarter of 1998, but as a percentage of net revenues decreased to 4.9% in the first quarter of 1999 from 5.2% in the first quarter of 1998. The principal drivers for the increase are additional sales and marketing expenses associated with the increased sales activity, the acquisition of K-C Aviation, and the business systems which are being implemented in 1999 to support the production increases described elsewhere herein.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $3.3 million in the first quarter of 1999, as compared to $1.9 million in the first quarter of 1998. Research and development expenditures in 1999 and the near-term future are expected to stem principally from product improvements and enhancements, rather than new aircraft development.

     AMORTIZATION OF INTANGIBLES AND DEFERRED CHARGES. This non-cash expense includes amortization of goodwill and other intangible assets consisting of aftermarket service and aftermarket product support, as well as deferred financing charges related to the Company's pre-existing and new bank credit facilities. Amortization of intangibles and deferred charges were $3.1 million for the first quarter of 1999 versus $1.9 million for the first quarter of 1998. The increase in 1999 was a result of additional goodwill amortization directly attributable to the acquisition of K-C Aviation.

     INTEREST INCOME AND EXPENSE. Interest income decreased by $1.7 million to $0.8 million in the first quarter of 1999 from $2.5 million in the first quarter of 1998 as a result of lower average cash balances the Company had invested during the first quarter of 1999 compared to the same period of 1998. Interest expense decreased by $1.0 million to $6.0 million for the first quarter of 1999 over the comparable period in 1998. This decrease is attributable to both a decrease in average borrowings and lower weighted average interest rates.

     INCOME TAXES. In the quarter ended March 31,1999, the Company recorded an income tax provision of $33.6 million based on an estimated effective tax rate of 36.5% compared with an income tax provision of $24.3 million based on an estimated effective tax rate of 37.5% in the quarter ended March 31, 1998.

     EARNINGS PER SHARE. The Company reported diluted earnings per share of $0.79 for the first quarter of 1999, a 46.3% increase over the first quarter of 1998 diluted earnings per share of $0.54.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity needs arise principally from working capital requirements, capital expenditures, principal and interest payments on long-term debt (including the revolving credit facility), and the Company's share repurchase program described below. During the first quarter of 1999, the Company relied on its available cash balances and its revolving credit facility to fund these needs.

     During March 1999, the Company established a program to repurchase up to an additional $200 million of its common stock. The purchases have been, and will be made from time to time in the open market or through negotiated transactions as market conditions warrant. At March 31, 1999, the Company had repurchased 960,000 shares, at an average price of $46.79 per share, for an aggregate amount of $44.9 million.

     The Company had cash and cash equivalents totaling $75.2 million at March 31, 1999 up from $38.1 million at December 31, 1998. During the three months ended March 31, 1999, net cash provided by operating activities was $98.3 million compared with the three months ended March 31, 1998 when the Company used $28.1 million in cash from operations. The increase in cash flow from operations between periods is principally a result of the increased level of initial deposits and progress payments received during the first quarter of 1999 for new aircraft orders.

     During the quarter ended March 31, 1999, additions to property and equipment amounted to $3.6 million. At March 31, 1999, the Company was not committed to the purchase of any significant amount of property and equipment. As a result of both continued production level increases and the acquisition of K-C Aviation, the Company plans to spend approximately $30.0 million for property and equipment in 1999. The Company continually monitors its capital spending in relation to current and anticipated business needs. As circumstances dictate, facilities are added, consolidated or modernized.

     At March 31, 1999, borrowings under the 1996 Credit Agreement were $286.3 million. Scheduled repayments remaining are $56.3 million in 1999 and $75.0 million in each of the years 2000 through 2001, and $80.0 million in 2002. The 1996 Credit Agreement contains customary affirmative and negative covenants including restrictions on the ability of the Company and its subsidiaries to pay cash dividends, as well as financial covenants under which the Company must operate. As of March 31, 1999, the Company was in compliance with the covenants of its Credit Agreement.

     On November 30, 1998, the Company issued notes totaling $56 million secured by three pre-owned aircraft used as core fleet in the Gulfstream
Shares Program. The notes underlying the agreement have substantially identical terms and are repayable in consecutive monthly installments of principal commencing December 31, 1999, with a final maturity on November 30, 2008; aggregate principal payments for each of the following years are as follows: 1999 - $0.3 million; 2000 through 2007 - $3.1 million; 2008 - $30.6 million.

     On April 15, 1999, the Company entered into a new $200 million term loan facility (the "1999 Term Loan"). The 1999 Term Loan may be drawn upon at any time during the first year, and is repayable in consecutive quarterly installments with a final maturity on March 31, 2003, in aggregate amounts for each of the following years as follows, assuming the entire $200 million is drawn: 2000 - $25 million; 2001 - $70.9 million; 2002 - $83.3 million; 2003 - $20.8 million. Amounts are reduced ratably if less than the full amount is drawn. The Company is required to pay commitment fees of .35% per annum on the average daily unutilized portion of the term loan facility for the first year. The Company may choose either an Adjusted Base Rate interest option, which is based on the greater of the prime rate or the federal funds rate, or LIBOR, in each case, plus an applied margin. Interest rates are subject to change based on the Company's performance with respect to certain financial covenants set forth in the term loan agreement.

     The 1999 Term Loan contains the same financial and operating covenants as the 1996 Credit Agreement and shares ratably in the pledge of stock of subsidiaries under the 1996 Credit Agreement.

     The Company's principal source of liquidity both on a short-term and long-term basis is cash flow provided from operations, including customer progress payments and deposits on new aircraft orders. However, the Company may borrow against the 1996 Credit Agreement, the 1999 Term Loan, or through other available borrowing vehicles to supplement cash flow from operations. The Company believes, based upon its analysis of its consolidated financial position, its cash flow during the past 12 months and its expected results of operations in the future, that operating cash flow and available borrowings under the 1996 Credit Agreement, the 1999 Term Loan and other available borrowing vehicles will be adequate to fund operations, capital expenditures, debt service, and the Company's share repurchase program for at least the next 12 months. The Company intends to repay its remaining indebtedness primarily with cash flow from operations. There can be no assurance, however, that future industry-specific developments or general economic trends will not adversely affect the Company's operations or its ability to meet its cash requirements.

     As of March 31, 1999, in connection with orders for 17 Gulfstream V aircraft in the backlog, the Company has offered customers trade-in options (which may or may not be exercised by the customer) under which the Company will accept trade-in aircraft (primarily Gulfstream IVs and IV-SPs) at a guaranteed minimum trade-in price. Additionally, in connection with recorded sales of new aircraft, the Company has agreed to accept pre-owned aircraft totaling $282.4 million as of March 31, 1999. Management believes that the fair market value of all such aircraft exceeds the specified trade-in value.

     The Company is party to an agreement with the Pension Benefit Guaranty Corporation (the "PBGC") concerning funding of the Company's defined benefit pension plans. Pursuant to this agreement, the Company contributed $6.25 million in the first quarter 1999, and has agreed to contribute a total of $25.0 million annually (to be paid quarterly in equal installments) for 1999 and 2000 to its pension plans, which payments are expected to result in such plans being fully funded. The payments to be made under this agreement were already part of the Company's overall financial planning, and therefore, are not expected to have a material adverse effect on the Company's financial statements. The funding required under this agreement will not result in any increase in the Company's annual pension expense.

FINANCIAL CONTRACT BACKLOG

     At March 31, 1999, the Company had a financial contract backlog of approximately $3.2 billion, representing a total of 47 contracts for Gulfstream IV-SPs, and 54 contracts for Gulfstream Vs. Including the 10 undelivered aircraft in the Middle East Shares contract, which have been excluded from the Company's financial contract backlog, the Company had a total of 111 aircraft, valued at approximately $3.4 billion of potential future revenues, under contract at March 31, 1999. This excludes 18 options valued at $0.7 billion.

     During the first quarter of 1998, the Company signed a $335 million contract for 12 Gulfstream IV-SPs to expand its highly successful Gulfstream Shares fractional ownership program to the Middle East region. In 1993, the Company established very stringent deposit requirements for recording aircraft into its backlog. The contract for the Middle East Shares expansion includes modestly different deposit requirements early in the program. The Company has decided for the initial phase of the program to record these orders into backlog when the aircraft are delivered. The first green aircraft delivery for this Program occurred during the third quarter of 1998 and the second delivery occurred in the first quarter of 1999. The remaining 10 undelivered aircraft are not included in the Company's financial contract backlog.

     As of March 31, 1999, the Company had contracted to deliver to Executive Jet 44 Gulfstream IV-SPs and 12 Gulfstream Vs in connection with the North American Gulfstream Shares program plus options for additional 12 Gulfstream Vs. Of these, 19 Gulfstream IV-SPs are in service, with the remaining 49 Gulfstream IV-SPs and Gulfstream Vs to be delivered through 2007.

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

OUTLOOK

     Based on its strong backlog and continued product demand, the Company has increased production to 65 new aircraft in 1999. With this increased production and continuing margin improvements, the Company expects at least 25% growth in 1999 diluted earnings per share to $3.75. The Company also expects diluted EPS in 2000 to increase by at least 15% over 1999.

YEAR 2000 READINESS

     As part of the Company's initiatives, begun in 1996, to increase production rates and co-produce the Gulfstream IV-SP and Gulfstream V, the Company has, and continues to, upgrade and replace business systems and facility infrastructure. These initiatives help to reduce the potential impact of the Year 2000 issue on the Company's operations.

     In addition, the Company has implemented a Year 2000 Compliance Plan designed to ensure that all other hardware, software, systems, and products with microprocessors relevant to the Company's business are not adversely affected by the Year 2000 issue. The Company has established a formal program office under the leadership of a senior level executive to manage the assessment and implementation of the Plan objectives. The program is reviewed regularly with executive management.

     Gulfstream has reviewed all current production components and systems installed in the Gulfstream IV-SP and Gulfstream V aircraft and has found no issues. Older aircraft which are no longer under warranty have also been reviewed and some require minor component modifications. This information has been made available to Gulfstream operators. Gulfstream has completed approximately 90% of its Year 2000 program plan for products and infrastructure. Confirmation of Year 2000 plans for all significant suppliers has also been completed. Supplier Year 2000 compliance monitoring will continue through year-end 1999 and into the Year 2000.

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

     The Company does not believe that the implementation of this Year 2000 Compliance Plan will have a material effect on the Company's business operations, financial condition, liquidity or capital resources. Management of the Company believes it has an effective program in place to address the Year 2000 issue in a timely manner. As a component of the Year 2000
Compliance Plan, the Company is developing contingency plans to mitigate the effects of potential problems experienced by it or its key suppliers or governmental agencies in the timely implementation of its Year 2000 Compliance Plan. Nevertheless, since it is not possible to anticipate all future outcomes, especially when third parties are involved, there could be circumstances in which the Company's operations would be adversely affected.

     The statements in this section constitute a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act to the extent provided therein.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

     Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," including the statements under the heading "Outlook," as well as other statements elsewhere in this Form 10-Q, contain forward-looking information. These forward-looking statements are subject to risks and uncertainties. Actual results might differ materially from those projected in the forward-looking statements. Additional information concerning factors that could cause actual results to materially differ from those in the forward-looking statements is contained in Exhibit 99.1 to the Company's Securities and Exchange Commission filings.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              Exhibit 2.2 Agreement and Plan of Merger among General Dynamics Corporation, Tara Acquisition Corporation and Gulfstream Aerospace Corporation dated May 16, 1999.

              Exhibit 10.51 Term Loan Agreement dated April 15, 1999 among Gulfstream Delaware Corporation, Certain Lenders, and The Chase Manhattan Bank, as Administrative Agent.

              Exhibit 10.52 Amendment No. 6 dated April 15, 1999 to Credit Agreement dated October 6, 1996 among Gulfstream Delaware Corporation, The Chase Manhattan Bank, and the banks and other financial institutions parties thereto.

              Exhibit 27.1         Financial Data Schedule.

              Exhibit 99.2         Press Release dated May 17, 1999.

         (b)  Report on Form 8-K

              None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 17, 1999


                                          GULFSTREAM AEROSPACE CORPORATION



                                                    /s/ Chris A. Davis
                                    -------------------------------------------
                                                        Chris A. Davis
                                               Executive Vice President &
                                       Chief Financial & Administrative Officer
                                                     and Secretary
                                          (Principal Financial and Accounting
                                                        Officer)

                                EXHIBIT INDEX


Exhibits

         Exhibit 2.2 Agreement and Plan of Merger among General Dynamics Corporation, Tara Acquisition Corporation and Gulfstream Aerospace Corporation dated May 16, 1999.

         Exhibit 10.51 Term Loan Agreement dated April 15, 1999 among Gulfstream Delaware Corporation, Certain Lenders, and The Chase Manhattan Bank, as Administrative Agent.

         Exhibit 10.52 Amendment No. 6 dated April 15, 1999 to Credit Agreement dated October 6, 1996 among Gulfstream Delaware Corporation, The Chase Manhattan Bank, and the banks and other financial institutions parties thereto.

         Exhibit 27.1              Financial Data Schedule.

         Exhibit 99.2              Press Release dated May 17, 1999.